Form 10-K
period 1994-01-29
PENNEY J C CO INC
filed 1994-04-13
CIK 77182

                                                                  CONFORMED COPY


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For the 52 weeks ended January 29, 1994 Commission file number 1-777

                           J. C. PENNEY COMPANY, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                              13-5583779
  (State of incorporation)                              (I.R.S. Employer ID No.)

   6501 LEGACY DRIVE, PLANO, TEXAS                                   75024-3698
   (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:              (214) 431-1000

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
Title of each class                                  which registered

Common Stock of $.50 par value                     New York Stock Exchange
Preferred Stock Purchase Rights                    New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X  No    .
                                               ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: $14.583 billion as of March 21, 1994.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 236,591,970 shares of Common Stock of $ .50 par value, as of March 21, 1994.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Documents from which portions                   Parts of the Form 10-K
         are incorporated by reference                   into which incorporated

1.       J. C. Penney Company, Inc.                      Part I, Part II, and
         1993 Annual Report to Stockholders              Part IV

2.       J. C. Penney Company, Inc.                      Part III
         1994 Proxy Statement

3.       J. C. Penney Funding Corporation                Part I and Part IV
         Form 10-K for fiscal year 1993

                                     PART I

1.      BUSINESS.

    J. C. Penney Company, Inc. ("Company") was founded by James Cash Penney in 1902. Incorporated in Delaware in 1924, the Company has grown to be a major retailer. The dominant portion of the Company's business consists of providing merchandise and services to consumers through department stores that include catalog departments. The Company markets predominantly family apparel, shoes, jewelry, accessories, and home furnishings.

    The business of marketing merchandise and services is highly competitive. Although the Company is one of the largest department store retailers in the United States, it has numerous competitors. Many factors enter into the competition for the consumer's patronage, including price, quality, style, service, product mix, convenience, and credit availability. The Company's annual earnings depend to a significant extent on the results of operations for the last quarter of its fiscal year. Sales for that period average approximately one-third of annual sales.

    Information about certain aspects of the business of the Company included under the captions of "Receivables" (page 19), "Merchandise inventories" (page
20), "Properties" (page 20), "Capital expenditures" (page 20), and "Investments" (page 21), which appear in the section of the Company's 1993 Annual Report to Stockholders entitled "Notes to the Financial Statements", "Supplemental Information (Unaudited)" (page 30), "Five Year Financial Summary" (page 32), and "Five Year Operations Summary" (page 33), which appear in the Company's 1993 Annual Report to Stockholders on the pages indicated in the parenthetical references, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 1 of Form 10-K.

    In addition, information about J. C. Penney Funding Corporation, a wholly-owned consolidated subsidiary of the Company, which appears in Item 1 of its separate Annual Report on Form 10-K for the fiscal year ended January 29, 1994, is incorporated herein by reference and filed hereto as Exhibit 99 in response to Item 1 of Form 10-K.

    Suppliers. The Company purchases its merchandise from over 7,000 domestic and foreign suppliers, most of whom have done business with the Company for many years. In addition to its Plano, Texas, home office, the Company maintains domestic buying offices in New York City and Los Angeles and foreign buying offices in Guatemala, Hong Kong, India, Italy, Japan, Korea, Mexico, Singapore, Taiwan and Thailand.

    Employment. The Company and its consolidated subsidiaries employed approximately 193,000 persons as of January 29, 1994.

    Environment. While environmental protection requirements did not have a material effect upon the Company's operations during fiscal 1993, it is possible that compliance with such requirements will lengthen lead time in expansion plans and increase construction, and therefore operating costs, due, in part, to the expense and time required to conduct environmental and ecological studies.

2.      PROPERTIES.

    At January 29, 1994, the Company operated 1,752 retail stores, comprised of 1,246 JCPenney department stores and 506 drug stores, in all 50 states and Puerto Rico, of which 227 JCPenney department stores and 18 drug stores were owned. The Company also operated six catalog distribution centers, of which four were owned, and owned one store distribution center and the insurance company corporate office building. The Company also owns its home office facility and approximately 244 acres of property in Plano, Texas, adjacent to the facility. Information relating to certain of the Company's facilities included under the captions of "Five Year Financial Summary" and "Five Year Operations Summary," which appear on pages 32 and 33, respectively, of the Company's 1993 Annual Report to Stockholders, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 2 of Form 10-K.

    Additional information relating to certain aspects of the Company's properties included under the caption "Properties" (page 20), which appears in the section of the Company's 1993 Annual Report to Stockholders entitled "Notes to the Financial Statements", on the page indicated in the parenthetical reference, is also incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 2 of Form 10-K.

3.      LEGAL PROCEEDINGS.

    The Company has no material legal proceedings pending against it.

4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of stockholders during the fourth quarter of fiscal 1993.

                                    PART II

5.      MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock is traded principally on the New York Stock Exchange. It is also traded on other exchanges in the United

States and is listed and traded on the Brussels and Antwerp Stock Exchanges.
In addition, the Company has issued approximately 1.2 million shares of Series B ESOP Convertible Preferred Stock pursuant to a leveraged employee stock ownership plan. Additional information relating to the Common Stock and Preferred Stock of the Company included under the captions of "Preferred stock" (page 23), "Common stock" (page 23), "Changes in outstanding common stock" (page 23), and "Quarterly Data (Unaudited)" (page 29), which appear in the Company's 1993 Annual Report to Stockholders on the pages indicated in the parenthetical references, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 5 of Form 10-K.

6.      SELECTED FINANCIAL DATA.

    Information for the fiscal years 1989-1993 included in the "Five Year Financial Summary" on page 32 of the Company's 1993 Annual Report to Stockholders is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 6 of Form 10-K.

7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The discussion and analysis included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", which appears in the Company's 1993 Annual Report to Stockholders on pages 10 through 13 thereof, is incorporated herein by reference and filed hereto as
Exhibit 13 in response to Item 7 of Form 10-K.

8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Consolidated Balance Sheets of the Company and subsidiaries as of January 29, 1994, January 30, 1993, and January 25, 1992, and the related Consolidated Statements of Income, Reinvested Earnings, and Cash Flows for the years then ended, appearing on pages 15 through 17 of the Company's 1993 Annual Report to Stockholders, together with the Independent Auditors' Report of KPMG Peat Marwick, independent certified public accountants, appearing on page 14 of the Company's 1993 Annual Report to Stockholders, the Notes to Consolidated Financial statements on pages 18 through 29, including the "Summary of Accounting Policies" and "Recent Accounting Standards" appearing on pages 18 and 19, respectively, the "Notes to the Financial Statements" appearing on pages 19 through 28, and the quarterly financial highlights ("Quarterly Data (Unaudited)") appearing on page 29 thereof, are incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 8 of Form 10-K. The Independent Auditors' Report of KPMG Peat Marwick covering the aforementioned consolidated financial statements of the Company refers to the adoption by the Company (a) in 1991 of the provisions of the Financial Accounting Standards

Board's Statement of Financial Accounting Standards No. 106, Employers'
                                                             ----------
Accounting for Postretirement Benefits Other Than Pensions and (b) in 1993 of
- ----------------------------------------------------------
the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.
                                        ---------------------------

9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    The Company has had no change in, or disagreements with, its independent certified public accountants on accounting and financial disclosure.

                                   PART III*

10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.*

    The following is a list, as of January 29, 1994, of the names and ages of the executive officers of the Company and of the offices and other positions held by each such person with the Company. The terms of all executive officers will expire on May 20, 1994. There is no family relationship between any of the named persons.

                              Offices and other positions
        Name                     held with the company                         Age
     ----------             ----------------------------                       ---
William R. Howell........Chairman of the Board and Chief
                               Executive Officer; Director                     58
James E. Oesterreicher...President of JCPenney Stores
                               and Catalog                                     52
W. Barger Tygart.........Senior Executive Vice President
                               and Director of Merchandising
                               and Support Operations                          58
John T. Cody, Jr.........Executive Vice President and Director
                               of JCPenney Stores                              54
Gale Duff-Bloom..........Executive Vice President and Director
                               of Administration                               54
Thomas D. Hutchens.......Executive Vice President and
                               Director of Merchandising                       53
Charles R. Lotter........Executive Vice President, Secretary
                               and General Counsel                             56
Robert E. Northam........Executive Vice President and
                               Chief Financial Officer                         63
Terry S. Prindiville.....Executive Vice President and
                               Director of Support Services                    58
Ted L. Spurlock..........Senior Vice President and Director
                               of Financial Services and
                               Company Communications                          55

_____________

    Mr. Howell was elected Chairman of the Board and Chief Executive Officer in 1983.

    Mr. Oesterreicher was elected President of JCPenney Stores and Catalog in 1992. He was elected an Executive Vice President in 1988 and served as Director of JCPenney Stores from 1988 to 1992. He served as Western Regional President from 1987 to 1988.

    Mr. Tygart was elected a Senior Executive Vice President and was named Director of Merchandising, Quality Assurance and Distribution in 1992. In 1993, he was appointed Director of Merchandising and Support Operations. He served as an Executive Vice President and Director of Merchandising from 1987 to 1992.

    Mr. Cody was elected an Executive Vice President and was named Director of JCPenney Stores in 1992. He served as a Senior Vice President and Director of Real Estate, Construction Services and Specialty Retailing from 1991 to 1992. He served as a Regional President of the Northwest Region from 1987 to 1990.

    Ms. Duff-Bloom was elected an Executive Vice President and appointed Director of Administration in 1993. She served as Senior Vice President and Associate Director of Merchandising from 1990 to 1993. She served as a Vice President and Director of Investor Relations from 1988 to 1990 and as a Regional Business Planning Manager for the Home and Leisure Division from 1985 to 1988.

    Mr. Hutchens was elected an Executive Vice President and was named Director of Merchandising in 1992. He served as a President of Men's Division from 1987 to 1992.

    Mr. Lotter was elected an Executive Vice President in 1993. He was elected Senior Vice President, General Counsel and Secretary in 1987.

    Mr. Northam was elected an Executive Vice President in 1990. He was elected a Senior Vice President in 1981 and has served as the Chief Financial Officer since 1982.

    Mr. Prindiville was elected an Executive Vice President and was appointed Director of Support Services in 1988. He served as Southwestern Regional President from 1987 to 1988.

    Mr. Spurlock was elected a Senior Vice President and was named Director of Financial Services and Company Communications in 1992. He served as Director of Credit and Financial Services from 1989 to 1992. He served as a Vice President and Director of Credit and Consumer Banking Services from 1984 to 1989.

_____________




11.     EXECUTIVE COMPENSATION.*



12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
        OWNERS AND MANAGEMENT.*



13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.*

_____________



    * Pursuant to General Instruction G to Form 10-K, the information called for by Items 10, with respect to directors of the Company (to the extent not set forth herein), 11, 12, and 13 is incorporated by reference to the Company's 1994 Proxy Statement, which involves the election of directors, the final copy of which the Company filed with the Securities and Exchange Commission, pursuant to Regulation 14A, on April 5, 1994.

                                    PART IV


14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
        REPORTS ON FORM 8-K.

    (a)(1) All Financial Statements. See Item 8 of this Annual Report on Form 10-K for financial statements incorporated by reference to the Company's 1993 Annual Report to Stockholders.

    (a)(2) Financial Statement Schedules. The following schedules are attached, beginning at Page F-1.

       V.    Properties and Property Rights
      VI.    Accumulated Depreciation and Amortization of Property and Equipment
    VIII.    Valuation and Qualifying Accounts and Reserves

    See Independent Auditors' Report of KPMG Peat Marwick, independent certified public accountants, appearing on page 10 of this Annual Report on Form 10-K.

    All other schedules have been omitted as they are inapplicable or not required under the rules, or the information has been submitted in the consolidated financial statements and related material to the Company's 1993 Annual Report to Stockholders incorporated herein by reference and filed hereto as Exhibit 13.

    Separate financial statements are filed for J. C. Penney Funding Corporation, a wholly-owned consolidated subsidiary, in its separate Annual Report on Form 10-K for the 52 weeks ended January 29, 1994, which financial statements, together with the Independent Auditors' Report of KPMG Peat Marwick thereon, and are incorporated herein by reference and filed hereto as Exhibit 99.

    (a)(3)   Exhibits.  See separate Exhibit Index on pages G-1  through G-8.

    (b) One Current Report on Form 8-K dated November 16, 1993, was filed by the Company during the last quarter of the period covered by this Annual Report on Form 10-K, covering Item 5 (Other Events), describing the Company's November 23, 1993 public offering of debt securities.

    (c) Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form is filed as part of the separate Exhibit Index on pages G-1 through G-8 and specifically identified as such beginning on page G-4.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              J. C. PENNEY COMPANY, INC.
                                                     (Registrant)



                                              By   /s/ C. R. LOTTER
                                                   C. R. Lotter
                                                   Executive Vice President,
                                                   Secretary and General Counsel



Dated:  April 6, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   SIGNATURES                             TITLE                                       DATE
   ----------                             -----                                       ----
W. R. Howell*                    Chairman of the Board and                        April 6, 1994
                                   Chief Executive Officer
                                   (principal executive
                                   officer); Director

R. E. Northam*                   Executive Vice President and                     April 6, 1994
                                   Chief Financial Officer
                                   (principal financial
                                   officer)

L. A. Gispanski*                 Vice President and                               April 6, 1994
                                   Controller (principal
                                   accounting officer)

M. A. Burns*                     Director                                         April 6, 1994

C. H. Chandler*                  Director                                         April 6, 1994

V. E. Jordan, Jr.*               Director                                         April 6, 1994

George Nigh*                     Director                                         April 6, 1994

J. C. Pfeiffer*                  Director                                         April 6, 1994

A. K. Pye*                       Director                                         April 6, 1994

C. S. Sanford, Jr.*              Director                                         April 6, 1994

J. D. Williams*                  Director                                         April 6, 1994

Boris Yavitz*                    Director                                         April 6, 1994




*By /s/ C. R. LOTTER
    C. R. Lotter
    Attorney-in-fact

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors of
J. C. Penney Company, Inc.:


Under date of February 24, 1994, we reported on the consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries as of January 29, 1994, January 30, 1993, and January 25, 1992, and the related consolidated statements of income, reinvested earnings, and cash flows for the years then ended, as contained in the 1993 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Company's Annual Report on Form 10-K for the 1993 fiscal year. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in Item 14(a)(2) of the Annual Report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Our report refers to the adoption of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, Employers' Accounting for
                                                     -------------------------
Postretirement Benefits Other Than Pensions, in 1991, and to the adoption of
- -------------------------------------------
the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, in 1993.
                   ---------------------------

                                                      /s/ KPMG Peat Marwick
                                                      KPMG Peat Marwick

Dallas, Texas
February 24, 1994

                                                                      SCHEDULE V

                           J. C. PENNEY COMPANY, INC.
                                AND SUBSIDIARIES

                  SCHEDULE V - PROPERTIES AND PROPERTY RIGHTS
                             (Amounts in millions)


                                   Balance at                                                   Balance
                                    beginning                            Retirements            at end
Classification                      of period        Additions            or sales             of period
- ---------------------------------------------------------------------------------------------------------

                                                   52 weeks ended January 29, 1994
                                                   -------------------------------
Land  . . . . . . . . . . . .   $          212     $         1      $          ---            $       213
Buildings
   Owned  . . . . . . . . . .            2,016             119                  16                  2,119
   Capital lease property
   rights . . . . . . . . . .              237             ---                  18                    219
Fixtures & equipment  . . . .            2,703             276                 286                  2,693
Improvements to leased
   properties . . . . . . . .              544              63                  32                    575
                                         -----           -----               -----                  -----
                                $        5,712     $       459      $          352            $     5,819
                                         =====           =====               =====                  =====



                                                   53 weeks ended January 30, 1993
                                                   -------------------------------

Land  . . . . . . . . . . . .   $          205     $         8      $            1            $       212
Buildings
   Owned  . . . . . . . . . .            1,838             189                  11                  2,016
   Capital lease property
   rights . . . . . . . . . .              244              --                   7                    237
Fixtures & equipment  . . . .            2,649             270                 216                  2,703
Improvements to leased
   properties . . . . . . . .              569              27                  52                    544
                                         -----           -----               -----                  -----
                                $        5,505     $       494      $          287            $     5,712
                                         =====           =====               =====                  =====



                                                   52 weeks ended January 25, 1992
                                                   -------------------------------

Land  . . . . . . . . . . . .   $          196     $         7      $           (2)           $       205
Buildings
   Owned  . . . . . . . . . .            1,664             209                  35                  1,838
   Capital lease property
   rights . . . . . . . . . .              247              --                   3                    244
Fixtures & equipment  . . . .            2,567             238                 156                  2,649
Improvements to leased
   properties . . . . . . . .              575              52                  58                    569
                                         -----           -----               -----                  -----
                                $        5,249     $       506      $          250            $     5,505
                                         =====           =====               =====                  =====

                                                                     SCHEDULE VI
                           J. C. PENNEY COMPANY, INC.
                                AND SUBSIDIARIES

            SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                           OF PROPERTY AND EQUIPMENT
                             (Amounts in millions)

                                   Balance at                                                   Balance
                                    beginning                           Retirements             at end
Classification                      of period        Additions            or sales             of period
- ---------------------------------------------------------------------------------------------------------
                                                   52 weeks ended January 29, 1994
                                                   -------------------------------
Accumulated depreciation
   Buildings - Owned  . . . .     $        361     $        38      $            8            $       391
   Fixtures & equipment . . .            1,274             241                 232                  1,283
                                         -----           -----               -----                  -----
                                         1,635             279                 240                  1,674
                                         -----           -----               -----                  -----

Accumulated amortization
   Capital lease property
   rights . . . . . . . . . .              172               8                  17                    163
Improvements to leased
   properties . . . . . . . .              150              29                  15                    164
                                         -----           -----               -----                  -----
                                           322              37                  32                    327
                                         -----           -----               -----                  -----
                                  $      1,957     $       316      $          272            $     2,001
                                         =====           =====               =====                  =====

                                                   53 weeks ended January 30, 1993
                                                   -------------------------------
Accumulated depreciation
   Buildings - Owned  . . . .     $        331     $        32      $            2            $       361
   Fixtures & equipment . . .            1,216             239                 181                  1,274
                                         -----           -----               -----                  -----
                                         1,547             271                 183                  1,635
                                         -----           -----               -----                  -----

Accumulated amortization
   Capital lease property
   rights . . . . . . . . . .              170               8                   6                    172
Improvements to leased
   properties . . . . . . . .              155              31                  36                    150
                                         -----           -----               -----                  -----
                                           325              39                  42                    322
                                         -----           -----               -----                  -----
                                  $      1,872     $       310      $          225            $     1,957
                                         =====           =====               =====                  =====

                                                   52 weeks ended January 25, 1992
                                                   -------------------------------
Accumulated depreciation
   Buildings - Owned  . . . .     $        310     $        32      $           11            $       331
   Fixtures & equipment . . .            1,094             245                 123                  1,216
                                         -----           -----               -----                  -----
                                         1,404             277                 134                  1,547
                                         -----           -----               -----                  -----

Accumulated amortization
   Capital lease property
   rights . . . . . . . . . .              163               8                   1                    170
Improvements to leased
   properties . . . . . . . .              150              31                  26                    155
                                         -----           -----               -----                  -----
                                           313              39                  27                    325
                                         -----           -----               -----                  -----
                                  $      1,717     $       316      $          161            $     1,872
                                         =====           =====               =====                  =====

                                                                   SCHEDULE VIII


                           J. C. PENNEY COMPANY, INC.
                                AND SUBSIDIARIES

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Amounts in millions)




                                            52 Weeks                 53 Weeks                  52 Weeks
                                             Ended                    Ended                     Ended
                                           January 29,              January 30,               January 25,
Description                                   1994                     1993                       1992
- ---------------------------------------------------------------------------------------------------------
Reserve deducted from assets
- ----------------------------

Allowance for doubtful accounts
  Balance at beginning of period  . . .    $      69                $      79                $      74
  Additions charged to costs and
    expenses  . . . . . . . . . . . . .           95                      122                      175
  Deductions - write-offs, less
    recoveries  . . . . . . . . . . . .         (105)                    (132)                    (170)
                                               -----                    -----                    -----

  Balance at end of period  . . . . . .    $      59                $      69                $      79
                                               =====                    =====                    =====



Allowance for loan losses -
  JCPenney National Bank
  Balance at beginning of period  . . .    $      32                $      33                $      27
  Additions charged to costs
    and expenses  . . . . . . . . . . .           38                       40                       46
  Deductions - write-offs, less
    recoveries  . . . . . . . . . . . .          (35)                     (41)                     (40)
                                               -----                    -----                    -----

  Balance at end of period  . . . . . .    $      35                $      32                $      33
                                               =====                    =====                    =====

                                 EXHIBIT INDEX


                                  Exhibit


3.               Articles of Incorporation and By-laws

         (a) Copy of Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to Company's Annual Report on Form 10-K for the 52 week period ended January 26, 1985*).

         (b) Copy of Certificate of Change of Location of Registered Office, effective July 27, 1984 (incorporated by reference to
                 Exhibit 3(c) to Company's Annual Report on Form 10-K for the 52 week period ended January 26, 1985*).

         (c) Copy of Certificate of Amendment of Restated Certificate of Incorporation of Company (incorporated by reference to Exhibit 3(c) to Company's Annual Report on Form 10-K for the 52 week period ended January 25, 1986*).

         (d) Copy of Amended Certificate of Designations of Series A Junior Participating Preferred Stock of Company (incorporated by reference to Exhibit 3(d) to Company's Annual Report on Form 10-K for the 52 week period ended January 27, 1990*).

         (e) Copy of Certificate of Amendment of Restated Certificate of Incorporation of Company (incorporated by reference to Exhibit 3(a) to Company's Quarterly Report on Form 10-Q for the 26 week period ended August 1, 1987*).

         (f) Copy of Certificate of Designations of Series B ESOP Convertible Preferred Stock of Company (incorporated by reference to Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the 26 week period ended July 30, 1988*).

         (g) By-laws of Company as amended to July 8, 1992 (incorporated by reference to Exhibit 3(a) to Company's Quarterly Report on Form 10-Q for the 26 week period ended July 25, 1992*).

4. Instruments defining the rights of security holders, including indentures

         (a) Conformed copy of Indenture, dated as of October 1, 1982, between the Company and Bank of America National Trust and Savings Association, Trustee.


         (b) Conformed copy of First Supplemental Indenture, dated as of March 15, 1983, between the Company and Bank of America National Trust and Savings Association, Trustee.


         (c) Conformed copy of Second Supplemental Indenture, dated as of May 1, 1984, between the Company and Bank of America National Trust and Savings Association, Trustee.


         (d) Conformed copy of Third Supplemental Indenture, dated as of March 7, 1986, between the Company and Bank of America National Trust and Savings Association, Trustee (incorporated by reference to Exhibit 4(d) to Registrant's Registration Statement on Form S-3, SEC file No. 33-3882*).

         (e) Conformed copy of Fourth Supplemental Indenture, dated as of June 7, 1991, between the Company and Bank of America National Trust and Savings Association, Trustee (incorporated by reference to Exhibit 4(e) to Registrant's Registration Statement on Form S-3, SEC file No. 33-41186*).

         (f) Conformed copy of Rights Agreement dated as of February 14, 1990 between Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 1 to Company's Current Report on Form 8-K, Date of Report - February 6, 1990*).

         (g) Conformed copy of Amendment to Rights Agreement, dated as of February 14, 1990, between Company and First Chicago Trust Company of New York, as Rights Agent, effective as of January 13, 1992, among Company, First Chicago Trust Company of New York, and Manufacturers Hanover Trust Company of New York (now Chemical Bank), as successor Rights Agent (incorporated by reference to Exhibit 4(b) to Company's Annual Report on Form 10-K for the 52-week period ended January 25, 1992*).

         (h) Copy of letter to Company stockholders dated May 1, 1993 explaining adjustments to Rights and to underlying Series A Junior Participating Preferred Stock, including exercise price of such Rights, and the voting rights and participating dividend on such Preferred Stock as a result of the two-for-one stock split payable May 1, 1993 to stockholders of record on April 12, 1993 (incorporated by reference to Exhibit 4(c) to Company's Annual Report on Form 10-K for the 53-week period ended January 30, 1993*).

         (i) Explanation of adjustments to Rights and to underlying Series A Junior Participating Preferred Stock and changes to shares of Series B Convertible Preferred Stock held by Trustee of Company's Savings, Profit-Sharing and Stock Ownership Plan on behalf of Plan participants as a result of the two-for-one stock split payable May 1, 1993 to stockholders of record on April 12, 1993 (incorporated by reference to Item 5 of Company's Current Report on Form 8-K dated March 10, 1993*).

10.              Material contracts

         (i)     Other than Compensatory Plans or
                 Arrangements

                 (a) Conformed copy of Amended and Restated Receivables Agreement dated as of January 29, 1980 between Company and J. C. Penney Funding Corporation.


                 (b) Conformed copy of Amendment No. 1 to Amended and Restated Receivables Agreement dated as of January 25, 1983 between Company and J. C. Penney Funding Corporation.


                 (c) Conformed copy of Loan Agreement dated as of January 28, 1986 between Company and J. C. Penney Funding Corporation (incorporated by reference to Exhibit 4 to Company's Current Report on Form 8-K, Date of Report - January 28, 1986*).

                 (d) Conformed copy of Amendment No. 1 to Loan Agreement dated as of January 28, 1986 between Company and
                          J. C. Penney Funding Corporation (incorporated by reference to Exhibit 1 to Company's Current Report on Form 8-K, Date of Report - December 31, 1986*).

         (ii) Compensatory Plans or Arrangements required to be filed as Exhibits to this Report pursuant to Item 14
                          (c) of this Report.

                 (a) J. C. Penney Company, Inc. 1989 Management Incentive Compensation Program as amended through March 27, 1990 (incorporated by reference to Exhibit 10(e) to Company's Annual Report on Form 10-K for the 52 week period ended January 27, 1990*).

                 (b) Supplemental Retirement Program for Management Profit-Sharing Associates of J. C. Penney Company, Inc., as amended through March 15, 1993 (incorporated by reference to Exhibit 10(ii)(b) to Company's Annual Report on Form 10-K for the 53-week period ended January 30, 1993*).

                 (c) J. C. Penney Company, Inc. 1980 Stock Option and Performance Unit Plan, as amended through January 31, 1989 (incorporated by reference to Exhibit 10(i) to Company's Annual Report on Form 10-K for the 52 week period ended January 28, 1989*).

                 (d) J. C. Penney Company, Inc. Retirement Plan for Non-Associate Directors, as amended through July 8, 1992 (incorporated by reference to Company's Quarterly Report on Form 10-Q for the 13 and 26 week periods ended July 25, 1992*).

                 (e) J. C. Penney Company, Inc. Directors' Equity Program Tandem Restricted Stock Award/Stock Option Plan (incorporated by reference to Exhibit 10(k) to Company's Annual Report on Form 10-K for the 52 week period ended January 28, 1989*).

                 (f) J. C. Penney Company, Inc. 1984 Equity Compensation Plan, as amended through January 31, 1989 (incorporated by reference to Exhibit 10(l) to Company's Annual Report on Form 10-K for the 52 week period ended January 28, 1989*).

                 (g) J. C. Penney Company, Inc. 1989 Equity Compensation Plan (incorporated by reference to Exhibit A to Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 19, 1989*).

                 (h) J. C. Penney Company, Inc. 1993 Equity Compensation Plan (incorporated by reference to Exhibit A to Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 21, 1993*).

                 (i) J. C. Penney Company, Inc. 1993 Non-Associate Directors' Equity Plan (incorporated by reference to Exhibit B to Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 21, 1993*).

                 (j) J. C. Penney Company, Inc. 1984 Performance Unit Plan (incorporated by reference to Exhibit B to Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 22, 1984*).

                 (k) J. C. Penney Company, Inc. Deferred Compensation Plan as amended through July 14, 1993 (incorporated by reference to Exhibit 10(a) to Company's Report on Form 10-Q for 13 and 26 week periods ended July 31, 1993*).

                 (l) J. C. Penney Company, Inc. Deferred Compensation Plan for Directors, as amended through July 8, 1992 (incorporated by reference to Exhibit 10(c) to Company's Quarterly Report on Form 10-Q for the 13 and 26 week periods ended July 25, 1992*).

                 (m) Directors' Charitable Award Program (incorporated by reference to Exhibit 10(r) to Company's Annual Report on Form 10-K for the 52 week period ended January 27, 1990*).

                 (n) Form of Indemnification Trust Agreement between Company and Chemical Bank dated as of July 30, 1986, as amended (incorporated by reference to Exhibit 1 to Exhibit B to Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1987*).

                 (o) Form of Indemnification Agreement between Company and individual Indemnitees (incorporated by reference to Exhibit B to Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1987*).

*        SEC file number 1-777

         Other instruments evidencing long-term debt have not been filed as exhibits hereto because none of the debt authorized under any such instrument exceeds 10 percent of the total assets of the Registrant and its consolidated subsidiaries. The Registrant agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.

11.              Statement re: Computation of per share earnings

                 Computation of Net Income Per Common Share.



12.              Statement re: Computation of ratios

                 (a) Computation of Ratios of Available Income to Combined Fixed Charges and Preferred Stock Dividend Requirements.


                 (b)      Computation of Ratios of Available Income to Fixed
                          Charges.


13.              Annual report to security holders

                 Excerpt from Company's 1993 Annual Report to Stockholders.

21.              Subsidiaries of the registrant

                 List of certain subsidiaries of the Company at January 29, 1994.

23.              Consent of Independent Certified
                 Public Accountants

24.              Powers of Attorney


99.              Additional Exhibits

                 Excerpt from J. C. Penney Funding Corporation 1993 Annual
                 Report.