Form 10-Q
period 1994-04-30
PENNEY J C CO INC
filed 1994-06-10
CIK 77182

                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.
                                     20549


                                ---------------

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                ---------------

For the 13 week period                              Commission file number 1-777
ended April 30, 1994

                          J. C. PENNEY COMPANY, INC.
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                       13-5583779
- - --------------------------------------------------------------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

6501 Legacy Drive, Plano, Texas                              75024 - 3698
- - ----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code         (214) 431-1000
                                                   -------------------------


                              -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X   .       No        .
    -------           -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

235,506,528 shares of Common Stock of $0.50 par value, as of April 30, 1994.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

The following interim financial information is unaudited but, in the opinion of the Company, includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation.

Statements of Income
(Amounts in millions except per share data)

                                                             13 weeks ended
                                                           -------------------
                                                           April 30,   May 1,
                                                             1994       1993
                                                           ---------  --------
Retail sales                                                 $4,350    $3,964
Other revenue                                                   169       142
                                                             ------    ------
Total revenue                                                 4,519     4,106
                                                             ------    ------

Costs and expenses
  Cost of goods sold, occupancy, buying, and
    warehousing costs                                         2,955     2,684
  Selling, general, and administrative expenses               1,092     1,025
  Costs and expenses of other businesses                        126       107
  Net interest expense and credit operations                    (17)       14
                                                             ------    ------
Total costs and expenses                                      4,156     3,830
                                                             ------    ------

Income before income taxes, extraordinary charge,
  and cumulative effect of accounting change                    363       276
Income taxes                                                    140       104
                                                             ------    ------
Income before extraordinary charge and cumulative
  effect of accounting change                                   223       172
Extraordinary charge on debt redemption,
  net of income taxes of $10                                     --       (17)
Cumulative effect of accounting change for
 income taxes                                                    --        51
                                                             ------    ------
Net income                                                   $  223    $  206
                                                             ======    ======

Net income per common share
Primary
Income before extraordinary charge and cumulative
  effect of accounting change                                $  .88    $  .68
Extraordinary charge on debt redemption                          --      (.07)
Cumulative effect of accounting change for
  income taxes                                                   --       .21
                                                             ------    ------
Net income                                                   $  .88    $  .82
                                                             ======    ======

Fully diluted
Income before extraordinary charge and cumulative
  effect of accounting change                                $  .84    $  .65
Extraordinary charge on debt redemption                          --      (.06)
Cumulative effect of accounting change for
  income taxes                                                   --       .19
                                                             ------    ------
Net income                                                   $  .84    $  .78
                                                             ======    ======


Balance Sheets
(Amounts in millions)

                                               April 30,    May 1,   Jan. 29,
                                                  1994       1993      1994
                                               ---------    ------   --------
ASSETS

Current assets

  Cash and short term investments
    of $296, $528, and $156                      $   371   $   621    $   173

  Receivables, net                                 4,399     3,487      4,679

  Merchandise inventories                          3,573     3,270      3,545

  Prepaid expenses                                   129       145        168
                                                 -------   -------    -------

     Total current assets                          8,472     7,523      8,565

Properties, net of accumulated
     depreciation of $1,924, $1,883,
     and $2,001                                    3,801     3,708      3,818

Investments                                        1,340     1,015      1,182

Deferred insurance policy acquisition costs          441       384        426

Other assets                                         845       818        797
                                                 -------   -------    -------

                                                 $14,899   $13,448    $14,788
                                                 =======   =======    =======

                                      -3-

Balance Sheets
(Amounts in millions)
                                           April 30,    May 1,   Jan. 29,
                                              1994       1993      1994
                                           ---------    ------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses      $ 2,191   $ 2,053    $ 2,139
  Short term debt                              1,709       884      1,284
  Current maturities of long term debt            --       664        348
  Deferred taxes                                 111        87        112
                                             -------   -------    -------

    Total current liabilities                  4,011     3,688      3,883

Long term debt                                 2,925     2,514      2,929

Deferred taxes                                 1,017       911      1,013

Bank deposits                                    584       547        581

Insurance policy and claims reserves             560       489        540

Other liabilities                                462       573        477
                                             -------   -------    -------

    Total liabilities                          9,559     8,722      9,423

Stockholders' equity
  Preferred stock, without par value:
    Authorized, 25 million shares -
    issued, 1 million shares of
    Series B ESOP convertible preferred          643       661        648
  Guaranteed ESOP obligation                    (379)     (447)      (379)
  Common stock, par value $0.50:
    Authorized, 500 million shares -
    issued, 236, 235, and 236 million
    shares                                     1,020       966      1,003
                                             -------   -------    -------

  Total capital stock                          1,284     1,180      1,272
                                             -------   -------    -------

  Reinvested earnings at beginning
    of year                                    4,093     3,531      3,531

  Net income                                     223       206        940

  Net unrealized change in debt
    and equity securities                         24        (1)         1

  Retirement of common stock                     (66)       --         --

  Common stock dividends declared               (198)     (169)      (339)

  Preferred stock dividends
    declared, net of taxes                       (20)      (21)       (40)
                                             -------   -------    -------

  Reinvested earnings at end of
    period                                     4,056     3,546      4,093
                                             -------   -------    -------

    Total stockholders' equity                 5,340     4,726      5,365
                                             -------   -------    -------

                                             $14,899   $13,448    $14,788
                                             =======   =======    =======

                                      -4-


Statements of Cash Flows
(Amounts in millions)

                                                    13 weeks ended
                                                    --------------

                                                  April 30,   May 1,
                                                     1994      1993
                                                  ---------   ------
Operating activities

Net income                                          $ 223      $ 206
Extraordinary charge, net of income taxes              --         17
Cumulative effect of accounting change                 --        (51)
Depreciation and amortization                          65         73
Amortization of original issue discount                 3         12
Deferred taxes                                          3        (27)
Change in cash from:
    Customer receivables                              311        387
    Securitized customer receivables amortized         --        (85)
    Inventories, net of trade payables                (46)       (39)
    Other assets and liabilities, net                 (88)       (90)
                                                    -----      -----
                                                      471        403
                                                    -----      -----

Investing activities

Capital expenditures                                 (106)       (90)
Purchases of investment securities                   (161)       (92)
Proceeds from sales of investment securities           59         68
                                                    -----      -----
                                                     (208)      (114)
                                                    -----      -----

Financing activities

Increase (decrease) in short term debt                425        (23)
Payments of long term debt                           (350)        (1)
Common stock issued, net                               19         11
Retirement of common stock                            (71)        --
Preferred stock retired                                (5)        (5)
Dividends paid, preferred and common                  (83)       (76)
                                                    -----      -----
                                                      (65)       (94)
                                                    -----      -----

Net increase in cash and short term
  investments                                         198        195

Cash and short term investments at beginning
  of year                                             173        426
                                                    -----      -----

Cash and short term investments at end of
  first quarter                                     $ 371      $ 621
                                                    =====      =====

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition
- - -------------------

Customer receivables at the end of the first quarter were $3,315 million, $768 million or 30.2 per cent higher than the comparable period in the prior year. Customer receivables increased as a result of the higher sales volume and greater usage of the JCPenney credit card by customers, which increased significantly in the 1993 fourth quarter and continued the trend in the 1994 first quarter. Also, receivables increased due to the amortization of the $425 million Series D Trust Certificates in 1993, of which $85 million was amortized in the 1993 first quarter. Total customer receivables serviced by the Company, including those sold through a Trust, were $4,040 million, $429 million higher than the 1993 comparable period.

Merchandise inventories, on a FIFO basis, were $3,819 million at the end of the first quarter, an increase of 7.5 per cent from the comparable period in the prior year, and are in line with recent sales volumes. The current cost of inventories exceeded the amount carried on the balance sheet (valued substantially at LIFO) by approximately $246 million at April 30, 1994, $246 million at January 29, 1994, and $282 million at May 1, 1993.

Capital expenditures were $106 million in the 1994 first quarter, as compared with $90 million in the comparable period last year.

Investments, at $1,340 million, were $325 million higher than the comparable period in the prior year. The increase was primarily due to the growth in JCPenney Insurance investments.

Effective January 30, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Statement requires that securities be classified as trading, held-to-maturity, or available-for-sale securities. The Company's marketable investment securities, primarily held by JCPenney Insurance, are classified as available-for-sale. Securities classified as available-for-sale are required to be carried at market value, with changes in unrealized gains and losses recorded directly to stockholders' equity, net of applicable income taxes. Adoption of SFAS No. 115 increased investments $39 million, deferred taxes $15 million, and stockholders' equity $24 million, as reflected on the Company's consolidated balance sheet as of April 30, 1994. This represents a substantial reduction in unrealized gains from the amount reported at year end 1993 (January 29, 1994). Adoption of this Statement had no impact on net income.

Unrealized gains and losses on available-for-sale marketable investment securities included in stockholders' equity at April 30, 1994 were as follows:

                              Cost or                Gross          Net
                             Amortized  Market    Unrealized     Unrealized
                                                ---------------
Investments (in millions)      Cost     Value   Gains  (Losses)    Gains
- - ---------------------------  ---------  ------  ---------------  ----------
Fixed income securities         769       770     21     (20)         1
Asset-backed certificates       431       469     38      --         38
Equity securities                90       101     13      (2)        11
                              -----     -----     --     ---         --
                              1,290     1,340     72     (22)        50
Deferred income taxes                                                19
                                                                     --
Total                                                                31


Other assets were $845 million at the end of the 1994 first quarter, an increase of $27 million from the comparable period in the prior year. The Company made a $99 million contribution to its pension plan in the 1994 first quarter, compared with a $65 million contribution in the 1993 first quarter. These contributions, which increased prepaid pension assets, were the first contributions to the pension plan since 1983.

Accounts payable and accrued expenses were $2,191 million on April 30, 1994, $138 million higher than the comparable period in the prior year. Trade payables were $1,017 million, $100 million above last year's level due to higher merchandise inventories. Dividends payable were $220 million, $29 million higher than last year reflecting the increase in the quarterly dividend rate.

Total debt on April 30, 1994 was $4,634 million as compared with $4,062 million at May 1, 1993, an increase of $572 million. The increase was primarily due to higher short term borrowings to finance the higher customer receivables and the increased investment in merchandise inventories. In February 1994, $350 million of zero coupon notes yielding 13 per cent matured and were retired.

On June 7, 1994, the Company announced a two part, $500 million public offering of debt securities with maturities of five and ten years. The securities include $225 million of 6.875 per cent Notes due June 15, 1999, priced to yield 6.96 per cent and $275 million of 7.375 per cent Notes due June 15, 2004, priced to yield
7.45 per cent. These debt securities may not be redeemed by the Company prior to maturity. The Company will use the proceeds for general corporate purposes.

On March 9, 1994, the Board of Directors declared a 16.7 per cent increase in the regular quarterly dividend to 42 cents per share, or an indicated annual rate of $1.68 per share, as compared with $1.44 per share in 1993. The regular quarterly dividend on the Company's outstanding common stock was payable on May 1, 1994, to stockholders of record on April 8, 1994. The Board also approved on March 9, 1994, the purchase of up to 10 million shares of the Company's common stock to offset dilution caused by the issuance of common shares under the Company's equity compensation and benefit plans. During the 1994 first quarter, the Company purchased approximately 1.3 million shares of common stock at a cost of $71 million. All shares were retired and returned to the status of authorized but unissued shares of common stock.

At the Company's Annual Meeting of Stockholders held on May 20, 1994, stockholders approved an amendment to the Company's Restated Certificate of Incorporation, as amended, authorizing an increase in the total authorized number of shares of common stock of the Company from 500,000,000 to 1,250,000,000 and an increase in the total authorized number of shares from 525,000,000 to 1,275,000,000.

Results of Operations
- - ---------------------

Ratios useful in analyzing the results of operations are as follows:

                                                13 Weeks Ended
                                               -----------------
                                               April 30,  May 1,
                                                 1994      1993
                                               ---------  ------

Retail sales, per cent increase                    9.7      4.5
JCPenney stores sales, per cent
  increase                                         7.6      5.5
Gross margin, per cent of retail
  sales
   FIFO                                           32.1     32.3
   LIFO                                           32.1     32.3
Selling, general, and administrative
  expenses, per cent of retail sales              25.1     25.9
Effective income tax rate                         38.7     37.8

For the 13 weeks ended April 30, 1994, net income was a Company record for the first quarter at $223 million, or 84 cents per share, as compared with $206 million, or 78 cents per share in the same period last year. Net income in the 1993 first quarter included an extraordinary charge related to debt redemption, and the cumulative effect of an accounting change from adopting SFAS No. 109, "Accounting for Income Taxes." Excluding these items, income in the 1993 first quarter was $172 million, or 65 cents per share. The improvement in earnings in the 1994 first quarter reflected the increased sales performance of both JCPenney stores and catalog and well managed expenses.

First quarter total retail sales increased 9.7 per cent to $4,350 million from $3,964 million in last year's comparable period. First quarter sales from JCPenney stores increased 7.6 per cent from the prior year's period. Sales from the Company's catalog operation increased 19.7 per cent in the first quarter while sales of the Thrift Drug store operation improved by 8.1 per cent over the comparable 1993 period.

Gross margin dollars improved $115 million or 8.9 per cent in the first quarter compared with the same 1993 period, due to increased sales volume from both
stores and catalog.   As a per cent of retail sales, gross margin declined 20
basis points from last year's level to 32.1 per cent, reflecting higher promotional activity.

Selling, general, and administrative (SG&A) expenses, as a per cent of retail sales, declined to 25.1 per cent in the first quarter from 25.9 per cent in the 1993 comparable period. SG&A expense levels increased 6.4 per cent over last year's first quarter due to planned increases in store and catalog advertising and greater sales incentive compensation in stores.

Net interest expense and credit operations, which consists of finance charge revenue from the Company's proprietary credit card, net interest expense, and credit operating costs, was a credit of $17 million in the first quarter compared with a charge of $14 million in the comparable period last year. Finance charge revenue was $162 million, up $31 million over the same period last year due to higher customer receivables. Net interest expense was $56 million, down $6 million compared with last year's first quarter, reflecting the benefits from the Company's debt restructuring programs in 1992 and 1993.
Credit operating costs, including bad debt expense, were $89 million in the first quarter compared with $83 million in the same period last year.

The Company's life and health insurance business recorded a strong increase in premium income and profitability in the 1994 first quarter. Total revenue, primarily from premium income, was $138 million, an increase of $26 million or
22.8 per cent over the comparable period in the prior year. Pretax income in the 1994 first quarter was $35 million, an increase of $6 million or 17.2 per cent over last year.

The effective income tax rate was 38.7 per cent in the 1994 first quarter compared with 37.8 per cent in the same period last year, reflecting the one per cent increase in the statutory Federal corporate tax rate enacted in August 1993.

The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one third of annual sales. Accordingly, the results of operations for the 13 weeks ended April 30, 1994 are not necessarily indicative of the results for the entire year.



PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company has no material legal proceedings pending against it.

Item 6 - Exhibits and Reports on Form 8-K

    (a)   Exhibits
          --------

          The following documents are filed as exhibits to this report:

          11    Computation of net income per common share.

          12(a) Computation of ratios of available income to combined fixed charges and preferred stock dividend requirement.

          12(b) Computation of ratios of available income to fixed charges.

    (b)   Reports on Form 8-K
          -------------------

          None.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  J. C. PENNEY COMPANY, INC.



                                  By     /s/L. A. Gispanski
                                    ------------------------------
                                            L. A. Gispanski
                                     Vice President and Controller
                                     (Principal Accounting Officer)



Date:  June 10, 1994