Form 10-Q
period 1994-07-30
PENNEY J C CO INC
filed 1994-09-02
CIK 77182

                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.
                                     20549


                                ---------------

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                ---------------

For the 13 and 26 week periods                      Commission file number 1-777
ended July 30, 1994

                          J. C. PENNEY COMPANY, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                      13-5583779
- --------------------------------------------------------------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)

6501 Legacy Drive, Plano, Texas                              75024 - 3698
- --------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code         (214) 431-1000
                                                   -----------------------------


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

233,413,040 shares of Common Stock of $0.50 par value, as of July 30, 1994.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

The following interim financial information is unaudited but, in the opinion of the Company, includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The financial information should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the 52 weeks ended January 29, 1994.


Statements of Income
(Amounts in millions except per share data)

                                               13 weeks ended      26 weeks ended
                                             ------------------  ------------------
                                             July 30,  July 31,  July 30,  July 31,
                                               1994      1993      1994      1993
                                             --------  --------  --------  --------

Retail sales                                   $4,242    $3,963    $8,592    $7,927
Other revenue                                     170       143       339       285
                                               ------    ------    ------    ------
Total revenue                                   4,412     4,106     8,931     8,212
                                               ------    ------    ------    ------

Costs and expenses
  Cost of goods sold, occupancy, buying,
    and warehousing costs                       2,960     2,772     5,915     5,456
  Selling, general, and administrative
    expenses                                    1,079     1,021     2,171     2,046
  Costs and expenses of other businesses          132       104       258       211
  Net interest expense and credit
    operations                                     26        28         9        42
                                               ------    ------    ------    ------
Total costs and expenses                        4,197     3,925     8,353     7,755
                                               ------    ------    ------    ------

Income before income taxes, extraordinary
  charge, and cumulative effect of
  accounting change                               215       181       578       457
Income taxes                                       83        69       223       173
                                               ------    ------    ------    ------
Income before extraordinary charge and
  cumulative effect of accounting change          132       112       355       284
Extraordinary charge on debt redemption,
  net of income taxes of $10                       --        --        --       (17)
Cumulative effect of accounting change
  for income taxes                                 --        --        --        51
                                               ------    ------    ------    ------
Net income                                     $  132    $  112    $  355    $  318
                                               ======    ======    ======    ======

Net income per common share
Primary
Income before extraordinary charge and
  cumulative effect of accounting change       $  .52    $  .43    $ 1.40    $ 1.11
Extraordinary charge on debt redemption            --        --        --      (.07)
Cumulative effect of accounting change
  for income taxes                                 --        --        --       .21
                                               ------    ------    ------    ------
Net income                                     $  .52    $  .43    $ 1.40    $ 1.25
                                               ======    ======    ======    ======

Fully diluted
Income before extraordinary charge and
  cumulative effect of accounting change       $  .51    $  .42    $ 1.35    $ 1.07
Extraordinary charge on debt redemption            --        --        --      (.06)
Cumulative effect of accounting change
  for income taxes                                 --        --        --       .19
                                               ------    ------    ------    ------
Net income                                     $  .51    $  .42    $ 1.35    $ 1.20
                                               ======    ======    ======    ======

Balance Sheets
(Amounts in millions)

                                               July 30,  July 31,  Jan. 29,
                                                 1994      1993      1994
                                               --------  --------  --------

ASSETS

Current assets

  Cash and short term investments
    of $382, $200, and $156                     $   492   $   284   $   173

   Receivables, net                               4,063     3,394     4,679

   Merchandise inventories                        4,163     3,649     3,545

   Prepaid expenses                                 175       190       168
                                                -------   -------   -------

     Total current assets                         8,893     7,517     8,565

Properties, net of accumulated
     depreciation of $1,994, $1,954,
     and $2,001                                   3,804     3,739     3,818

Investments                                       1,373     1,052     1,182

Deferred insurance policy acquisition costs         458       401       426

Other assets                                        906       792       797
                                                -------   -------   -------

                                                $15,434   $13,501   $14,788
                                                =======   =======   =======

Balance Sheets
(Amounts in millions)

                                           July 30,   July 31,   Jan. 29,
                                             1994       1993       1994
                                           --------   --------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses     $ 1,960    $ 1,825    $ 2,139
  Short term debt                             1,937      1,391      1,284
  Current maturities of long term debt           --        325        348
  Deferred taxes                                111         85        112
                                            -------    -------    -------

    Total current liabilities                 4,008      3,626      3,883

Long term debt                                3,384      2,477      2,929

Deferred taxes                                1,019        882      1,013

Bank deposits                                   594        540        581

Insurance policy and claims reserves            581        514        540

Other liabilities                               467        585        477
                                            -------    -------    -------

    Total liabilities                        10,053      8,624      9,423

Stockholders' equity
  Preferred stock, without par value:
    Authorized, 25 million shares -
    issued, 1 million shares of
    Series B ESOP convertible preferred         639        657        648
  Guaranteed ESOP obligation                   (343)      (414)      (379)
  Common stock, par value $0.50:
    Authorized, 1,250 million shares -
    issued, 233, 236, and 236 million
    shares                                    1,022        976      1,003
                                            -------    -------    -------

  Total capital stock                         1,318      1,219      1,272
                                            -------    -------    -------

  Reinvested earnings at beginning
    of year                                   4,093      3,531      3,531

  Net income                                    355        318        940

  Net unrealized change in debt
    and equity securities                         5         (2)         1

  Retirement of common stock                   (173)        --         --

  Common stock dividends declared              (197)      (169)      (339)

  Preferred stock dividends
    declared, net of taxes                      (20)       (20)       (40)
                                            -------    -------    -------

  Reinvested earnings at end of
    period                                    4,063      3,658      4,093
                                            -------    -------    -------

    Total stockholders' equity                5,381      4,877      5,365
                                            -------    -------    -------

                                            $15,434    $13,501    $14,788
                                            =======    =======    =======

Statements of Cash Flows
(Amounts in millions)

                                                    26 weeks ended
                                                  ------------------
                                                  July 30,  July 31,
                                                    1994     1993
                                                  --------  --------

Operating activities

Net income                                          $ 355    $ 318
Extraordinary charge, net of income taxes              --       17
Cumulative effect of accounting change                 --      (51)
Depreciation and amortization                         138      144
Amortization of original issue discount                 3       23
Deferred taxes                                          5      (58)
Change in cash from:
  Customer receivables                                545      638
  Securitized customer receivables amortized           --     (259)
  Inventories, net of trade payables                 (552)    (346)
  Other assets and liabilities, net                  (232)    (274)
                                                    -----    -----
                                                      262      152
                                                    -----    -----

Investing activities

Capital expenditures                                 (211)    (199)
Purchases of investment securities                   (362)    (179)
Proceeds from sales of investment securities          200      120
                                                    -----    -----
                                                     (373)    (258)
                                                    -----    -----

Financing activities

Increase in short term debt                           653      484
Issuance of long term debt                            500       --
Payments of long term debt                           (350)    (352)
Common stock issued, net                               26       21
Retirement of common stock                           (188)      --
Preferred stock retired                                (9)      (9)
Dividends paid, preferred and common                 (202)    (180)
                                                    -----    -----
                                                      430      (36)
                                                    -----    -----

Net increase (decrease) in cash and short term
 investments                                          319     (142)

Cash and short term investments at beginning
 of year                                              173      426
                                                    -----    -----

Cash and short term investments at end of
 second quarter                                     $ 492    $ 284
                                                    =====    =====

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition
- -------------------

Customer receivables at the end of the 1994 second quarter were $3,081 million, $611 million or 24.7 per cent higher than the prior year. Customer receivables increased due to the higher sales volume, greater usage of the JCPenney credit card by customers, new accounts added in 1994, and a lower repayment rate in the first half of 1994. Also, receivables increased due to the amortization of the $425 million Series D Trust Certificates during 1993. Total customer receivables serviced by the Company, including those sold through a Trust, were $3,806 million, $445 million or 13.2 per cent higher than the prior year.

Merchandise inventories, on a FIFO basis, were $4,409 million at the end of the second quarter, an increase of 12.2 per cent from the level in the prior year. Inventories in JCPenney stores are on plan for the Fall season. Catalog inventories are higher than the comparatively low level at this time last year to support the increased sales demand. The current cost of inventories exceeded the amount carried on the balance sheet (valued substantially at LIFO) by approximately $246 million at July 30, 1994, $246 million at January 29, 1994, and $282 million at July 31, 1993.

Capital expenditures were $211 million in the first half of 1994, as compared with $199 million in the comparable period last year.

Investments were $1,373 million at July 30, 1994, an increase of $321 million from the prior year. The increase reflects the Company's investment of excess cash in fixed income securities totalling $121 million, and from the growth in JCPenney Insurance investments, which were $87 million higher than the prior year's level.

Effective January 30, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement requires that securities be classified as trading, held-to-maturity, or available-for-sale securities. The Company's marketable investment securities, primarily held by JCPenney Insurance, are classified as available-for-sale. Securities classified as available-for-sale are required to be carried at market value, with changes in unrealized gains and losses recorded directly to stockholders' equity, net of applicable income taxes. Adoption of this Statement had no impact on net income.

Other assets were $906 million at the end of the 1994 second quarter, an increase of $114 million from the prior year. The Company made a $99 million contribution to its pension plan in the 1994 first quarter, which increased the prepaid pension asset.

Accounts payable and accrued expenses were $1,960 million on July 30, 1994, $135 million higher than the prior year. Trade payables were $1,101 million, $112 million above last year's level due to higher merchandise inventories.
Dividends payable were $100 million, $14 million higher than last year reflecting the increase in the quarterly dividend rate.

Total debt on July 30, 1994 was $5,321 million as compared with $4,193 million at July 31, 1993, an increase of $1,128 million. Short term debt was $546 million higher than last year due to the growth in customer receivables and the increased investment in merchandise inventories. On June 15, 1994, the Company issued $500 million of debt securities with maturities of five and ten years. The securities include $225 million of 6.875 per cent Notes due June 15, 1999, priced to yield 6.96 per cent and $275 million of 7.375 per cent Notes due June 15, 2004, priced to yield 7.45 per cent. These debt securities may not be redeemed by the Company prior to maturity.

Total debt, net of short term investments and including off-balance-sheet debt related to operating leases and the securitization of a portion of the Company's customer receivables, was $5,976 million on July 30, 1994, as compared with $5,415 million at July 31, 1993, an increase of $561 million. The Company's debt to capital ratio was 52.6 per cent, the same as the prior year.

On July 1, 1994, the Company established a Series A, Medium-Term Note program of up to $1 billion. Issuance and sale of the notes may be made from time to time in various amounts. This Medium-Term Note program is a component of the Company's overall debt securities program implemented pursuant to a shelf registration statement filed by the Company in April 1994. The Company anticipates using the net proceeds from Medium-Term Note sales for general corporate purposes. As of July 30, 1994, no Medium-Term Notes had been issued.

On March 9, 1994, the Board of Directors declared a 16.7 per cent increase in the regular quarterly dividend to 42 cents per share, or an indicated annual rate of $1.68 per share, as compared with $1.44 per share in 1993. The Board also approved on March 9, 1994, the purchase of up to 10 million shares of the Company's common stock to offset dilution caused by the issuance of common shares under the Company's equity compensation and benefit plans. During the first half of 1994, the Company purchased approximately 3.6 million shares of common stock at a cost of $188 million. All shares were retired and returned to the status of authorized but unissued shares of common stock.

Results of Operations
- ---------------------

Ratios useful in analyzing the results of operations are as follows:

                                      13 weeks ended      26 weeks ended
                                    ------------------  ------------------

                                    July 30,  July 31,  July 30,  July 31,
                                      1994      1993      1994      1993
                                    --------  --------  --------  --------

Retail sales, per cent increase          7.1       4.6       8.4       4.6
JCPenney stores sales, per cent
  increase                               6.3       3.2       6.9       4.3
Gross margin, per cent of retail
  sales
   FIFO                                 30.2      30.1      31.2      31.2
   LIFO                                 30.2      30.1      31.2      31.2
Selling, general, and adminis-
  trative expenses, per cent of
  retail sales                          25.5      25.8      25.3      25.8
Effective income tax rate               38.6      37.8      38.6      37.8


For the 13 weeks ended July 30, 1994, net income was a Company record for the second quarter, increasing 17.4 per cent to $132 million from $112 million in last year's period. Earnings per share increased 21.4 per cent to 51 cents, as compared with 42 cents in the same 1993 period, when there were more shares outstanding. For the first half ended July 30, 1994, net income totalled $355 million, or $1.35 per share, as compared with $318 million, or $1.20 per share in the comparable 1993 period. Net income in the first half of 1993 included an extraordinary charge related to debt redemption, and the cumulative effect of an accounting change from adopting SFAS No. 109, "Accounting for Income Taxes." Excluding these items, income in the 1993 first half was $284 million, or $1.07 per share. The improvement in earnings in the 1994 second quarter and first half reflected the increased sales performance of both JCPenney stores and catalog and well managed expenses.

Second quarter total retail sales increased 7.1 per cent to $4,242 million from $3,963 million in last year's comparable period. Second quarter sales from JCPenney stores increased 6.3 per cent from the prior year's period. Sales from the Company's catalog operation increased 8.2 per cent in the second quarter while sales of the Thrift Drug store operation improved by 10.9 per cent over the comparable 1993 period. For the six months ended July 30, 1994, total retail sales increased 8.4 per cent to $8,592 million from $7,927 million in the comparable 1993 period.

Gross margin dollars improved $91 million or 7.7 per cent in the second quarter compared with the same 1993 period, due to increased sales volume from both stores and catalog. As a per cent of retail sales, gross margin improved 10 basis points from last year's level to 30.2 per cent. For the first half of 1994, gross margin, as a per cent of retail sales, was 31.2 per cent, the same as the comparable 1993 period.

Selling, general, and administrative (SG&A) expenses, as a per cent of retail sales, declined to 25.5 per cent in the 1994 second quarter from 25.8 per cent in the 1993 comparable period. SG&A expense levels increased 5.9 per cent over last year's second quarter due to planned increases in store and catalog advertising and greater sales incentive compensation in stores. For the first half of 1994, SG&A, as a per cent of retail sales, declined 50 basis points to
25.3 per cent.

Net interest expense and credit operations, which consists of finance charge revenue from the Company's proprietary credit card, net interest expense, and credit operating costs, was $26 million in the second quarter compared with $28 million in the comparable period last year. Finance charge revenue was $147 million, up $27 million over the same period last year due to higher customer receivables. Net interest expense was $64 million, up $5 million compared with last year's second quarter, due to higher short term borrowing levels and interest rates. Credit operating costs were $109 million in the second quarter, $20 million higher than the comparable period last year, primarily due to higher bad debt expense.

Total revenue from the Company's life and health insurance business was $138 million in the 1994 second quarter, an increase of $23 million or 21.1 per cent over the comparable period in the prior year. Operating income was higher than the comparable period in 1993. Total pre-tax income of $31 million was slightly less than the prior year's second quarter due to lower gains from the investment portfolio.

The effective income tax rate was 38.6 per cent in both the 1994 second quarter and first half compared with 37.8 per cent in the same periods last year, reflecting the one per cent increase in the statutory Federal corporate tax rate enacted in August 1993.

The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one third of annual sales. Accordingly, the results of operations for the 26 weeks ended July 30, 1994 are not necessarily indicative of the results for the entire year.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company has no material legal proceedings pending against it.

Item 4 - Submission of Matters to a Vote of Security Holders.

  The Annual Meeting of Stockholders of the Company was held on May 20, 1994, at which five matters described below were submitted to a vote of security holders with the voting results indicated.

  (1) Election of directors for a three-year term expiring at the 1997 Annual Meeting of the Company's stockholders:


         NOMINEE                     FOR            AUTHORITY WITHHELD
         -------                     ---            ------------------
         [S]                      [C]               [C]
         Vernon E. Jordan, Jr.    223,054,170           3,678,702
         Jane C. Pfeiffer         223,771,550           2,961,322
         A. Kenneth Pye           223,766,349           2,966,523


  (2) The Board of Directors' proposal regarding a proposed amendment to the Company's Restated Certificate of Incorporation, as amended, which would increase the authorized number of shares of common stock of the Company and the total authorized number of shares of Company stock (including preferred stock):


                   FOR            AGAINST          ABSTAIN
                   ---            -------          -------
               172,986,282       51,653,488       2,093,099


  (3) The Board of Directors' proposal concerning the employment of KPMG Peat Marwick as auditors for the fiscal year ending January 28, 1995:


                   FOR            AGAINST          ABSTAIN
                   ---            -------          -------
               222,348,605        3,305,585       1,078,680

  (4) A stockholder resolution concerning the elimination of the classification of the Board of Directors:

                                                                 BROKER
                   FOR            AGAINST         ABSTAIN       NON-VOTES
                   ---            -------         -------       ---------
                89,402,993       123,354,546      3,270,372     10,704,961

     (5) A stockholder resolution concerning submission to a stockholder vote of the Company's stockholder rights plan:

                                                     BROKER
                FOR         AGAINST       ABSTAIN   NON-VOTES
                ---         -------       -------   ---------
               92,987,032  119,526,347  3,519,932   10,699,561



Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits
         --------

         The following documents are filed as exhibits to this report:

         3(a)  By-Laws of Company as amended to July 13, 1994.

         11    Computation of net income per common share.

         12(a) Computation of ratios of available income to combined fixed charges and preferred stock dividend requirement.

         12(b) Computation of ratios of available income to fixed charges.

         27    Financial Data Schedule for the six months ended July 30, 1994.


     (b) Reports on Form 8-K
         -------------------

         The Registrant filed three Current Reports on Form 8-K with the Securities and Exchange Commission, the first dated May 26, 1994 and filed June 2, 1994, the second dated June 7, 1994 and filed June 22, 1994, and the third dated July 1, 1994 and filed July 11, 1994. The items reported on each Form 8-K were: Item 5 - Other Events, and Item 7 - Financial Statements and Exhibits.

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



Date:  September 2, 1994