Form 10-Q
period 1994-10-29
PENNEY J C CO INC
filed 1994-12-09
CIK 77182

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.
                                     20549


                                ---------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                ---------------

For the 13 and 39 week periods                   Commission file number 1-777
ended October 29, 1994

                          J. C. PENNEY COMPANY, INC.
- ----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                     13-5583779
- ----------------------------------------------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification No.)

6501 Legacy Drive, Plano, Texas                              75024 - 3698
- ----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code         (214) 431-1000
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

232,431,640 shares of Common Stock of $0.50 par value, as of October 29, 1994.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

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


Statements of Income
(Amounts in millions except per share data)


                                                 13 weeks ended          39 weeks ended
                                             ----------------------  ----------------------
                                              Oct. 29,    Oct. 30,    Oct. 29,    Oct. 30,
                                                1994        1993        1994        1993
                                             ----------  ----------  ----------  ----------
Retail sales                                 $   5,149   $   4,735   $  13,741   $  12,662
Other revenue                                      179         153         518         438
                                             ----------  ----------  ----------  ----------
Total revenue                                    5,328       4,888      14,259      13,100
                                             ----------  ----------  ----------  ----------

Costs and expenses
  Cost of goods sold, occupancy, buying,
    and warehousing costs                        3,488       3,205       9,403       8,661
  Selling, general, and administrative
    expenses                                     1,204       1,145       3,375       3,191
  Costs and expenses of other businesses           141         115         399         326
  Net interest expense and credit
    operations                                      48          29          57          71
                                             ----------  ----------  ----------  ----------
Total costs and expenses                         4,881       4,494      13,234      12,249
                                             ----------  ----------  ----------  ----------

Income before income taxes, extraordinary
  charge, and cumulative effect of
  accounting change                                447         394       1,025         851
Income taxes                                       173         173         396         346
                                             ----------  ----------  ----------  ----------
Income before extraordinary charge and
  cumulative effect of accounting change           274         221         629         505
Extraordinary charge on debt redemption,
  net of income taxes of $23 and $33                --         (36)         --         (53)
Cumulative effect of accounting change
  for income taxes                                  --          --          --          51
                                             ----------  ----------  ----------  ----------
Net income                                   $     274   $     185   $     629   $     503
                                             ==========  ==========  ==========  ==========

Net income per common share
Primary
Income before extraordinary charge and
  cumulative effect of accounting change     $    1.11   $     .88   $    2.51   $    1.99
Extraordinary charge on debt redemption             --        (.15)         --        (.22)
Cumulative effect of accounting change
  for income taxes                                  --          --          --         .21
                                             ==========  ==========  ==========  ==========
Net income                                   $    1.11   $     .73   $    2.51   $    1.98
                                             ==========  ==========  ==========  ==========

Fully diluted
Income before extraordinary charge and
  cumulative effect of accounting change     $    1.04   $     .83   $    2.39   $    1.90
Extraordinary charge on debt redemption             --        (.14)         --        (.20)
Cumulative effect of accounting change
  for income taxes                                  --          --          --         .19
                                             ----------  ----------  ----------  ----------
Net income                                   $    1.04   $     .69   $    2.39   $    1.89
                                             ==========  ==========  ==========  ==========

Weighted average common shares outstanding
 Primary                                        236.8        239.0       238.2       238.7
                                             ==========  ==========  ==========  ==========

 Fully diluted                                  258.1        262.7       259.6       261.5
                                             ==========  ==========  ==========  ==========

Balance Sheets
(Amounts in millions)

                                               Oct. 29,  Oct. 30,  Jan. 29,
                                                 1994      1993      1994
                                               --------  --------  --------
ASSETS

Current assets

  Cash and short term investments
    of $193, $263, and $156                     $   314   $   365   $   173

   Receivables, net                               4,618     3,899     4,679

   Merchandise inventories                        4,833     4,417     3,545

   Prepaid expenses                                 209       196       168
                                               --------  --------  --------

     Total current assets                         9,974     8,877     8,565

Properties, net of accumulated
     depreciation of $2,071, $2,029,
     and $2,001                                   3,864     3,768     3,818

Investments                                       1,352     1,131     1,182

Deferred insurance policy acquisition costs         477       414       426

Other assets                                        911       776       797
                                               --------  --------  --------

                                               $ 16,578  $ 14,966  $ 14,788
                                               ========  ========  ========

                                      -3-
Balance Sheets
(Amounts in millions)

                                           Oct. 29,   Oct. 30,   Jan. 29,
                                             1994       1993       1994
                                           --------   --------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses    $ 2,610    $ 2,485    $ 2,139
  Short term debt                            2,253      1,998      1,284
  Current maturities of long term debt          --        887        348
  Deferred taxes                               110         83        112
                                           --------   --------   --------

    Total current liabilities                4,973      5,453      3,883

Long term debt                               3,380      1,979      2,929

Deferred taxes                               1,015        908      1,013

Bank deposits                                  650        558        581

Insurance policy and claims reserves           603        522        540

Other liabilities                              462        566        477
                                           --------   --------   --------

    Total liabilities                       11,083      9,986      9,423

Stockholders' equity
  Preferred stock, without par value:
    Authorized, 25 million shares -
    issued, 1 million shares of
    Series B ESOP convertible preferred        634        652        648
  Guaranteed ESOP obligation                  (343)      (414)      (379)
  Common stock, par value $0.50:
    Authorized, 1,250 million shares -
    issued, 232, 236, and 236 million
    shares                                   1,042        983      1,003
                                           --------   --------   --------

  Total capital stock                        1,333      1,221      1,272
                                           --------   --------   --------

  Reinvested earnings at beginning
    of year                                  4,093      3,531      3,531

  Net income                                   629        503        940

  Net unrealized change in debt
    and equity securities                       (8)        (1)         1

  Retirement of common stock                  (237)        --         --

  Common stock dividends declared             (295)      (254)      (339)

  Preferred stock dividends
    declared, net of taxes                     (20)       (20)       (40)
                                           --------   --------   --------

  Reinvested earnings at end of
    period                                   4,162      3,759      4,093
                                           --------   --------   --------

    Total stockholders' equity               5,495      4,980      5,365
                                           --------   --------   --------

                                           $16,578    $14,966    $14,788
                                           ========   ========   ========

Statements of Cash Flows
(Amounts in millions)

                                                        39 weeks ended
                                                  -------------------------

                                                   Oct. 29,          Oct. 30,
                                                     1994              1993
                                                  ----------        ----------
Operating activities

Net income                                         $    629          $    503
Extraordinary charge, net of income taxes                --                53
Cumulative effect of accounting change                   --               (51)
Depreciation and amortization                           215               219
Amortization of original issue discount                   4                36
Deferred taxes                                           --               (34)
Change in cash from:
  Customer receivables                                  206               345
  Securitized customer receivables amortized             --              (342)
  Inventories, net of trade payables                   (862)             (740)
  Other assets and liabilities, net                    (102)              (79)
                                                  ----------        ----------
                                                         90               (90)
                                                  ----------        ----------

Investing activities

Capital expenditures                                   (365)             (312)
Purchases of investment securities                     (432)             (304)
Proceeds from sales of investment securities            267               173
                                                  ----------        ----------
                                                       (530)             (443)
                                                  ----------        ----------

Financing activities

Increase in short term debt                             969             1,091
Issuance of long term debt                              500                --
Payments of long term debt                             (350)             (352)
Premium on debt retirement                               --               (16)
Common stock issued, net                                 34                28
Retirement of common stock                             (258)               --
Preferred stock retired                                 (14)              (14)
Dividends paid, preferred and common                   (300)             (265)
                                                  ----------        ----------
                                                        581               472
                                                  ----------        ----------

Net increase (decrease) in cash and short term
 investments                                            141               (61)

Cash and short term investments at beginning
 of year                                                173               426
                                                  ----------        ----------

Cash and short term investments at end of
 third quarter                                     $    314          $    365
                                                  ==========        ==========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition
- -------------------

Customer receivables at the end of the 1994 third quarter were $3,420 million, $574 million or 20.2 per cent higher than the prior year. Customer receivables increased due to higher sales volume, greater usage of the JCPenney credit card by customers, the addition of new credit card accounts, and a lower repayment rate in the nine months ended October 29, 1994. Also, receivables increased due to the amortization of the $425 million Series D Trust Certificates in the latter part of fiscal 1993. Total customer receivables serviced by the Company, including those sold through a Trust, were $4,145 million, $491 million or 13.4 per cent higher than the prior year.

Merchandise inventories, on a FIFO basis, were $5,079 million at the end of the third quarter, an increase of 8.1 per cent from the level in the prior year.
The current cost of inventories exceeded the LIFO basis amount carried on the balance sheet by approximately $246 million at October 29, 1994, $246 million at January 29, 1994, and $282 million at October 30, 1993.

Capital expenditures for property, plant and equipment were $365 million in the nine months ended October 29, 1994, $53 million higher than the comparable period last year, primarily due to increased expenditures for new and existing stores.

Investments, primarily JCPenney Insurance investments and asset-backed certificates held by the Company, were $1,352 million at October 29, 1994, an increase of $221 million from the end of the 1993 third quarter. The increase reflects, in part, the Company's investment of excess cash in fixed income securities totalling $117 million. JCPenney Insurance investments were $719 million, $20 million higher than the prior year's level.

Effective January 30, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement requires that securities be classified as trading, held-to-maturity, or available-for-sale. The Company's marketable investment securities, primarily held by JCPenney Insurance, are classified as available-for-sale and are required to be carried at market value. Changes in unrealized gains and losses are recorded directly to stockholders' equity, net of applicable income taxes. Adoption of this Statement had no impact on net income.

Other assets were $911 million at the end of the 1994 third quarter, an increase of $135 million from the prior year. The Company made a $99 million contribution to its pension plan in the 1994 first quarter, which increased the prepaid pension asset.

Accounts payable and accrued expenses were $2,610 million on October 29, 1994, $125 million higher than the prior year. Trade payables were $1,461 million, $98 million above last year's level due to higher merchandise inventories. The quarterly dividend on common stock was increased to 42 cents per share beginning with the first quarter of 1994, or an indicated annual rate of $1.68 per share, as compared with $1.44 per share in 1993. Dividends payable were $99 million, $13 million higher than last year reflecting the increase in the quarterly dividend rate.

Total debt on the Company's balance sheet at October 29, 1994 was $5,633 million as compared with $4,864 million at October 30, 1993, an increase of 15.8 per cent. Total debt was higher than last year to support the growth in customer receivables, the increased investment in merchandise inventories, and the Company's stock buyback program.

Total debt, net of short term investments, and including off-balance-sheet debt related to operating leases and the securitization of a portion of the Company's customer receivables, was $6,493 million on October 29, 1994, as compared with $5,928 million at October 30, 1993, an increase of 9.5 per cent. The Company's debt to capital ratio was 54.2 per cent, compared with 54.3 per cent at the end of the third quarter last year.

In October 1994, Moody's Investor Service raised its ratings of the Company's long-term debt to A1 from A2.

On July 1, 1994, the Company established a Series A, Medium-Term Note program of up to $1 billion. Issuance and sale of the notes may be made from time to time in various amounts and maturities. This Medium-Term Note program is a component of the Company's overall debt securities program implemented pursuant to a shelf registration statement filed by the Company in April 1994. The Company anticipates using the net proceeds from Medium-Term Note sales for general corporate purposes. As of October 29, 1994, no Medium-Term Notes had been issued.

On March 9, 1994, the Board of Directors approved the purchase of up to 10 million shares of the Company's common stock to offset dilution caused by the issuance of common shares under the Company's equity compensation and benefit plans. For the nine months ended October 29, 1994, the Company purchased approximately 5.0 million shares of common stock at a cost of $258 million. All shares were retired and returned to the status of authorized but unissued shares of common stock.

Results of Operations
- ---------------------

Ratios useful in analyzing the results of operations are as follows:

                                      13 weeks ended      39 weeks ended
                                    ------------------  ------------------

                                    Oct. 29,  Oct. 30,  Oct. 29,  Oct. 30,
                                      1994      1993      1994      1993
                                    --------  --------  --------  --------
Retail sales, per cent increase        8.7       9.1       8.5       6.2
JCPenney stores sales, per cent
  increase                             8.3       8.1       7.5       5.7
Gross margin, per cent of retail
  sales
   FIFO                               32.2      32.3      31.6      31.6
   LIFO                               32.2      32.3      31.6      31.6
Selling, general, and adminis-
  trative expenses, per cent of
  retail sales                        23.4      24.2      24.6      25.2
Effective income tax rate -
  operations                          38.7      40.4      38.7      39.0

For the 13 weeks ended October 29, 1994, net income was a Company record for the third quarter at $274 million, or $1.04 per share, as compared with $185 million, or 69 cents per share, in the same period last year. Net income in the 1993 third quarter included an extraordinary charge related to debt redemption. Excluding the effect of this item, net income for the 1994 third quarter, at $274 million, was 24.1 per cent higher than 1993's income of $221 million, and net income per share was 25.3 per cent higher than last year's 83 cents per share. For the nine months ended October 29, 1994, net income totalled $629 million, or $2.39 per share, as compared with $503 million, or $1.89 per share, in the comparable 1993 period. The improvement in earnings in the third quarter and nine months ended October 29, 1994, reflected the increased sales performance of both JCPenney stores and catalog, and well-managed expenses.

Third quarter total retail sales increased 8.7 per cent to $5,149 million from $4,735 million in last year's comparable period. Third quarter sales from JCPenney stores increased 8.3 per cent from the prior year's period. Sales from the Company's catalog operation increased 10.1 per cent in the third quarter while sales of the Thrift Drug store operation improved by 8.5 per cent over the comparable 1993 period. For the nine months ended October 29, 1994, total retail sales increased 8.5 per cent to $13,741 million from $12,662 million in the comparable 1993 period.

Gross margin dollars improved $131 million or 8.5 per cent in the 1994 third quarter compared with the same 1993 period, due to increased sales volume from both stores and catalog. As a per cent of retail sales, gross margin declined slightly to 32.2 per cent from 32.3 per cent in last year's period. For the nine months ended October 29, 1994, gross margin, as a per cent of retail sales, was
31.6 per cent, the same as the comparable 1993 period.

Selling, general, and administrative ("SG&A") expenses, as a per cent of retail sales, declined to 23.4 per cent in the 1994 third quarter from 24.2 per cent in the 1993 comparable period. SG&A expense levels increased 5.2 per cent over last year's third quarter due to planned increases in store and catalog advertising and greater sales incentive compensation in stores. For the nine months ended October 29, 1994, SG&A, as a per cent of retail sales, declined 60 basis points to 24.6 per cent.

Net interest expense and credit operations, which consists of finance charge revenue from the Company's proprietary credit card, credit operating costs, and net interest expense, was $48 million in the third quarter of 1994 compared with $29 million in the comparable period last year. Finance charge revenue was $145 million, up $26 million over the same period last year due to higher customer receivables. Credit operating costs were $120 million in the third quarter of 1994, $29 million higher than the comparable period last year. Bad debt expense, which is included in credit costs, increased from $26 million to $53 million due to higher customer receivables. Net interest expense was $73 million, up $16 million compared with last year's third quarter, due to higher borrowing levels to finance the investment in receivables and inventory, and the Company's stock buyback program. For the nine months ended October 29, 1994, net interest expense and costs from credit operations were $57 million compared with $71 million in last year's period.

Total revenue from the Company's life and health insurance business was $147 million in the 1994 third quarter, an increase of $24 million or 20.8 per cent over the comparable period in the prior year. Total pre-tax income was $32 million, compared with $29 million in the prior year's third quarter. Last year's third quarter included realized gains of $3 million from the investment portfolio. Excluding the effect of these gains, operating profit in the 1994 third quarter was up $6 million or 24.6 per cent, primarily due to higher premium income. For the first nine months of 1994, total revenue increased 21.5 per cent to $423 million, and pretax income was $98 million compared with $90 million in the same period last year. Excluding the effect of realized gains in both years, operating profit for the nine months of 1994 was $91 million, 16.3 per cent higher than the same period last year.

The effective income tax rate was 38.7 per cent in the 1994 third quarter, compared with the 1993 effective tax rate from operations of 40.4 per cent. Last year's rate included the retroactive impact of the Federal tax rate increase enacted in August 1993. Total income taxes in the 1993 third quarter also included a one-time charge of $14 million to adjust deferred taxes for the rate increase.

The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one third of annual sales. Accordingly, the results of operations for the 39 weeks ended October 29, 1994 are not necessarily indicative of the results for the entire year.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS.

The Company has no material legal proceedings pending against it.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

    (a)   Exhibits
          --------

          The following documents are filed as exhibits to this report:

          11     Computation of net income per common share.

          12(a) Computation of ratios of available income to combined fixed charges and preferred stock dividend requirement.

          12(b)  Computation of ratios of available income to fixed charges.

          27     Financial Data Schedule for the nine months ended October 29,
                 1994.

          99 November 9, 1994 Company press release relating to certain organizational changes.


    (b)   Reports on Form 8-K
          -------------------

          None.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.












                                  J. C. PENNEY COMPANY, INC.



                                  By      /s/D. A. McKay
                                    ------------------------------
                                             D. A. McKay
                                    Vice President and Controller
                                    (Principal Accounting Officer)



Date:  December 9, 1994