Form 10-K
period 1995-01-28
PENNEY J C CO INC
filed 1995-04-18
CIK 77182

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the 52 weeks ended January 28, 1995     Commission file number 1-777

                          J. C. PENNEY COMPANY, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     DELAWARE                      13-5583779
            ------------------------         ------------------------
            (State of incorporation)          (I.R.S. Employer ID No.)

            6501 LEGACY DRIVE, PLANO, TEXAS                  75024-3698
            -------------------------------                  ----------
           (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:      (214) 431-1000
- --------------------------------------------------       --------------

Securities registered pursuant to Section 12(b) of the Act:
- ----------------------------------------------------------

                                                 Name of each exchange on
        Title of each class                          which registered
- ----------------------------------               ------------------------

Common Stock of 50c par value                    New York Stock Exchange
Preferred Stock Purchase Rights                  New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None
- ----------------------------------------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.
                                               ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                               -
   State the aggregate market value of the voting stock held by non-affiliates of the registrant: $11,000,854,396 as of March 20, 1995.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 228,336,507 shares of Common Stock of 50c par value, as of March 20, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

      Documents from which portions          Parts of the Form 10-K
      are incorporated by reference          into which incorporated
      -----------------------------          -----------------------
1.    J. C. Penney Company, Inc.             Part I, Part II, and
      1994 Annual Report to Stockholders     Part IV

2.    J. C. Penney Company, Inc.             Part III
      1995 Proxy Statement

3.    J. C. Penney Funding Corporation       Part I and Part IV
      Form 10-K for fiscal year 1994

                                     PART I
                                     ------

1.  Business.
    --------

  J. C. Penney Company, Inc. ("Company") was founded by James Cash Penney in 1902. Incorporated in Delaware in 1924, the Company has grown to be a major retailer. The dominant portion of the Company's business consists of providing merchandise and services to consumers through department stores that include catalog departments. The Company markets predominantly family apparel, jewelry, shoes, accessories, and home furnishings.

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

  Information about certain aspects of the business of the Company included under the captions of "Receivables" (page 30), "Merchandise inventories" (page
30), "Properties" (page 30), "Capital expenditures" (page 30), and "Investments" (page 31), which appear in the section of the Company's 1994 Annual Report to Stockholders entitled "Notes to Financial Statements", "Supplemental Information (Unaudited)" (pages 41 and 42), "Five Year Financial Summary" (page 43), and "Five Year Operations Summary" (page 44), which appear in the Company's 1994 Annual Report to Stockholders on the pages indicated in the parenthetical references, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 1 of Form 10-K.

  In addition, information about J. C. Penney Funding Corporation, a wholly-owned consolidated subsidiary of the Company, which appears in Item 1 of its separate Annual Report on Form 10-K for the fiscal year ended January 28, 1995, is incorporated herein by reference and filed hereto as Exhibit 99(a) in response to Item 1 of Form 10-K.

  Suppliers.  The Company purchases its merchandise from over 6,000 domestic and
  ---------
foreign suppliers, most of whom have done business with the Company for many years. In addition to its Plano, Texas home office, the Company, through its international purchasing subsidiary, maintains buying offices in Brazil, Guatemala, Hong Kong, India, Italy, Japan, Korea, Mexico, Singapore, Taiwan and Thailand.

  Employment.  The Company and its consolidated subsidiaries employed
  ----------
approximately 202,000 persons as of January 28, 1995.

  Environment.  While environmental protection requirements did not have a
  -----------
material effect upon the Company's operations during fiscal 1994, it is possible that compliance with such requirements will lengthen lead time in expansion plans and increase construction, and therefore operating costs, due, in part, to the expense and time required to conduct environmental and ecological studies.

2.  Properties.
    ----------

  At January 28, 1995, the Company operated 1,759 retail stores, comprised of 1,233 JCPenney department stores and 526 drug stores, in all 50 states and Puerto Rico, of which 233 JCPenney department stores and 18 drug stores were owned. The Company also operated six catalog distribution centers, of which four were owned, and owned one store distribution center and the insurance company corporate offices. The Company also owns its home office facility and approximately 244 acres of property in Plano, Texas, adjacent to the facility. Information relating to certain of the Company's facilities included under the captions of "Five Year Financial Summary" and "Five Year Operations Summary," which appear on pages 43 and 44, respectively, of the Company's 1994 Annual Report to Stockholders, is incorporated herein by reference and filed hereto as
Exhibit 13 in response to Item 2 of Form 10-K.

  Additional information relating to certain aspects of the Company's properties included under the caption "Properties" (page 30), which appears in the section of the Company's 1994 Annual Report to Stockholders entitled "Notes to Financial Statements", on the page indicated in the parenthetical reference, is also incorporated herein by reference and filed hereto as Exhibit 13 in response to
Item 2 of Form 10-K.

3.  Legal Proceedings.
    -----------------

  The Company has no material legal proceedings pending against it.

4.  Submission of Matters to a Vote of Security Holders.
    ---------------------------------------------------

  No matter was submitted to a vote of stockholders during the fourth quarter of fiscal 1994.

                                    PART II
                                    -------

5.  Market for Registrant's Common Equity
    and Related Stockholder Matters.
    -------------------------------------

  The Company's Common Stock is traded principally on the New York Stock Exchange. It is also traded on other exchanges in the United States and is listed and traded on the Brussels and Antwerp Stock Exchanges. In addition, the Company has issued approximately 1.2 million shares of Series B ESOP Convertible Preferred Stock pursuant to a leveraged employee stock ownership plan. Additional information relating to the Common Stock and Preferred Stock of the Company included under the captions of "Preferred stock" (page 35), "Common stock" (page 35), "Changes in outstanding common stock" (page 35), and "Quarterly Data (Unaudited)" (page 40), which appear in the Company's 1994 Annual Report to Stockholders on the pages indicated in the parenthetical references, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 5 of Form 10-K.

6.  Selected Financial Data.
    -----------------------

  Information for the fiscal years 1990-1994 included in the "Five Year Financial Summary" on page 43 of the Company's 1994 Annual Report to Stockholders is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 6 of Form 10-K.

7.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations.
    ---------------------------------------------

  The discussion and analysis included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", which appears in the Company's 1994 Annual Report to Stockholders on pages 22 through 24 thereof, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 7 of Form 10-K.

8.  Financial Statements and Supplementary Data.
    -------------------------------------------

  The Consolidated Balance Sheets of the Company and subsidiaries as of January 28, 1995, January 29, 1994, and January 30, 1993, and the related Consolidated Statements of Income, Reinvested Earnings, and Cash Flows for the years then ended, appearing on pages 26 through 28 of the Company's 1994 Annual Report to Stockholders, together with the Independent Auditors' Report of KPMG Peat Marwick LLP, independent certified public accountants, appearing on page 25 of the Company's 1994 Annual Report to Stockholders, the "Summary of Accounting Policies" appearing on page 29, the Notes to Financial Statements on pages 30 through 39, and the quarterly financial highlights ("Quarterly Data (Unaudited)") appearing on page 40 thereof, are incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 8 of Form 10-K. The

Independent Auditors' Report of KPMG Peat Marwick LLP covering the aforementioned consolidated financial statements of the Company refers to the adoption by the Company (a) in 1993 of the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and (b) in 1994 of the provisions of the
     ---------------------------
Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity
                   -----------------------------------------------------
Securities.
- ----------

9.    Changes in and Disagreements With Accountants
      on Accounting and Financial Disclosure.
      ---------------------------------------

  The Company has had no change in, or disagreements with, its independent certified public accountants on accounting and financial disclosure.

                                   PART III*
                                   --------

10.   Directors and Executive Officers of the Registrant.*
      --------------------------------------------------

  The following is a list, as of January 28, 1995, of the names and ages of the executive officers of the Company and of the offices and other positions held by each such person with the Company. The terms of all executive officers will expire on May 19, 1995. There is no family relationship between any of the named persons.

                                Offices and other positions
         Name                     held with the Company           Age
   -----------------      ---------------------------------       ---

William R. Howell........ Chairman of the Board; Director         59
James E. Oesterreicher... Vice Chairman of the Board and
                           Chief Executive Officer; Director      53
W. Barger Tygart......... President and Chief Operating Officer;
                           Director                               59
John T. Cody, Jr......... President of JCPenney Stores            55
Gale Duff-Bloom.......... Senior Executive Vice President and
                           Director of Personnel and
                           Company Communications                 55
David V. Evans........... Senior Vice President and Director of
                           Planning and Information Systems       51
Thomas D. Hutchens....... President of Merchandising Worldwide    54
Charles R. Lotter........ Executive Vice President, Secretary
                           and General Counsel                    57
William E. McCarthy...... President of Catalog and Distribution   53
Robert E. Northam........ Executive Vice President and
                           Chief Financial Officer                64
Terry S. Prindiville..... Executive Vice President and
                           Director of Support Services           59
Ted L. Spurlock.......... Senior Vice President and Director
                           of Financial Services and
                           Government Relations                   56


- -------------

  Mr. Howell was elected Chairman of the Board in 1983. He served as the Company's Chief Executive Officer from 1983 to January 1, 1995.

  Mr. Oesterreicher was elected Vice Chairman of the Board and Chief Executive Officer effective January 1, 1995. He served as President of JCPenney Stores and Catalog from 1992 to January 1995. He was elected an Executive Vice President in 1988 and served as Director of JCPenney Stores from 1988 to 1992.

  Mr. Tygart was elected President and Chief Operating Officer, and a Director of the Company, effective January 1, 1995. He was elected a Senior Executive Vice President and was named Director of Merchandising, Quality Assurance and Distribution in 1992. In 1993, he was appointed Director of Merchandising and Support Operations, and served in that capacity until January 1995. He served as an Executive Vice President and Director of Merchandising from 1987 to 1992.

  Mr. Cody was elected President of JCPenney Stores effective January 1, 1995. He was elected an Executive Vice President in 1992 and served as Director of JCPenney Stores from 1992 to January 1995. He served as a Senior Vice President and Director of Real Estate, Construction Services and Specialty Retailing from 1991 to 1992. From 1987 to 1990, he served as President of the Northwestern Region.

  Ms. Duff-Bloom was elected Senior Executive Vice President and was appointed Director of Personnel and Company Communications effective January 1, 1995. She was elected an Executive Vice President in 1993 and served as Director of Administration from 1993 to January 1995. She served as Senior Vice President and Associate Director of Merchandising from 1990 to 1993.

  Mr. Evans was elected a Senior Vice President and was appointed Director of Planning and Information Systems effective January 1, 1995. He was elected a Vice President in 1987 and served as Director of Information Systems from 1987 to January 1995.

  Mr. Hutchens was elected President of Merchandising Worldwide effective January 1, 1995. He was elected an Executive Vice President in 1992 and served as Director of Merchandising from 1992 to January 1995. He served as President of the Men's Division from 1987 to 1992.

  Mr. Lotter was elected an Executive Vice President in 1993. He was elected Senior Vice President, General Counsel and Secretary in 1987.

  Mr. McCarthy was elected President of Catalog and Distribution effective January 1, 1995. He was elected President, Catalog Division in 1992, and served in that capacity until January 1995. He was elected President, Northwestern Region in 1991 and served in that capacity until 1992. In 1988, he was elected a Divisional Vice President, and in 1990 served as Director of Women's Merchandising.

  Mr. Northam was elected an Executive Vice President in 1990. He was elected a Senior Vice President in 1981 and has served as the Chief Financial Officer since 1982.

  Mr. Prindiville was elected an Executive Vice President and was appointed Director of Support Services in 1988.

  Mr. Spurlock was elected a Senior Vice President and was named Director of Financial Services and Company Communications in 1992. He was appointed Director of Financial Services and Government Relations effective January 1, 1995. He served as Director of Credit and Financial Services from 1989 to 1992.

- -------------


11.    Executive Compensation.*
       ----------------------


12.    Security Ownership of Certain Beneficial
       Owners and Management.*
       ---------------------



13.    Certain Relationships and Related Transactions.*
       ----------------------------------------------

- -------------


  * Pursuant to General Instruction G to Form 10-K, the information called for by Items 10, with respect to directors of the Company (to the extent not set forth herein), 11, 12, and 13 is incorporated by reference to the Company's 1995 Proxy Statement, which involves the election of directors, the final copy of which the Company filed with the Securities and Exchange Commission, pursuant to Regulation 14A, on April 4, 1995.

                                    PART IV
                                    -------


14.    Exhibits, Financial Statement Schedules, and
       Reports on Form 8-K.
       -------------------

  (a)(1) All Financial Statements. See Item 8 of this Annual Report on Form 10-K for financial statements incorporated by reference to the Company's 1994 Annual Report to Stockholders.

  (a)(2) Financial Statement Schedules. The following schedule is attached on Page F-1.

  II.  Valuation and Qualifying Accounts and Reserves

  See Independent Auditors' Report of KPMG Peat Marwick LLP, independent certified public accountants, appearing on page 10 of this Annual Report on Form 10-K.

  All other schedules have been omitted as they are inapplicable or not required under the rules, or the information has been submitted in the consolidated financial statements and related material to the Company's 1994 Annual Report to Stockholders incorporated herein by reference and filed hereto as Exhibit 13.

  Separate financial statements are filed for J. C. Penney Funding Corporation, a wholly-owned consolidated subsidiary, in its separate Annual Report on Form 10-K for the 52 weeks ended January 28, 1995, which financial statements, together with the Independent Auditors' Report of KPMG Peat Marwick LLP thereon, are incorporated herein by reference and filed hereto as Exhibit 99(b).

  (a)(3) Exhibits.  See separate Exhibit Index on pages G-1  through G-7.

  (b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Annual Report on Form 10-K.

  (c) Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form is filed as part of the separate Exhibit Index on pages G-1 through G-7 and specifically identified as such beginning on page G-4.

                                   SIGNATURES
                                   ----------


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            J. C. PENNEY COMPANY, INC.
                            --------------------------
                                (Registrant)



                            By /s/ C. R. Lotter
                               -----------------------------------
                               C. R. Lotter
                               Executive Vice President,
                               Secretary and General Counsel



Dated:  April 17, 1995

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                           Title                    Date
- ----------------------  -------------------------------  --------------

W. R. Howell*           Chairman of the Board; Director  April 17, 1995
- ----------------------
W. R. Howell

J. E. Oesterreicher*    Vice Chairman of the Board       April 17, 1995
- ----------------------  and Chief Executive Officer
J. E. Oesterreicher     (principal executive officer);
                        Director

W. B. Tygart*           President and Chief Operating    April 17, 1995
- ----------------------  Officer; Director
W. B. Tygart

R. E. Northam*          Executive Vice President and     April 17, 1995
- ----------------------  Chief Financial Officer
R. E. Northam           (principal financial officer)

D. A. McKay*            Vice President and Controller    April 17, 1995
- ----------------------  (principal accounting officer)
D. A. McKay

M. A. Burns*            Director                         April 17, 1995
- ----------------------
M. A. Burns

C. H. Chandler*         Director                         April 17, 1995
- ----------------------
C. H. Chandler

V. E. Jordan, Jr.*      Director                         April 17, 1995
- ----------------------
V. E. Jordan, Jr.

George Nigh*            Director                         April 17, 1995
- ----------------------
George Nigh

J. C. Pfeiffer*         Director                         April 17, 1995
- ----------------------
J. C. Pfeiffer

C. S. Sanford, Jr.*     Director                         April 17, 1995
- ----------------------
C. S. Sanford, Jr.

J. D. Williams*         Director                         April 17, 1995
- ----------------------
J. D. Williams


*By /s/ C. R. Lotter
    ----------------------------
    C. R. Lotter
    Attorney-in-fact

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Stockholders and Board of Directors of
J. C. Penney Company, Inc.:


Under date of February 23, 1995, we reported on the consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries as of January 28, 1995, January 29, 1994, and January 30, 1993, and the related consolidated statements of income, reinvested earnings, and cash flows for the years then ended, as contained in the 1994 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Company's Annual Report on Form 10-K for the 1994 fiscal year. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in Item 14(a)(2) of the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                /s/ KPMG Peat Marwick LLP

                                KPMG PEAT MARWICK LLP

Dallas, Texas
February 23, 1995

                                                           SCHEDULE II


                           J. C. PENNEY COMPANY, INC.
                                AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Amounts in millions)



- --------------------------------------------------------------------------------
                                       52 Weeks       52 Weeks       53 Weeks
                                         Ended          Ended          Ended
                                       January 28,    January 29,    January 30,
Description                               1995           1994          1993
- --------------------------------------------------------------------------------

Reserve deducted from assets
- ----------------------------

Allowance for doubtful accounts
  Balance at beginning of period..        $  59         $  69         $  79
  Additions charged to costs and
    expenses......................          177            95           122
  Deductions - write-offs, less
    recoveries....................         (162)         (105)         (132)
                                          -----         -----         -----

  Balance at end of period........        $  74         $  59         $  69
                                          =====         =====         =====



Allowance for loan losses -
  JCPenney National Bank
  Balance at beginning of period..        $  35         $  32         $  33
  Additions charged to costs
    and expenses..................           44            38            40
  Deductions - write-offs, less
    recoveries....................          (38)          (35)          (41)
                                          -----         -----         -----

  Balance at end of period........        $  41         $  35         $  32
                                          =====         =====         =====


                                 EXHIBIT INDEX
                                 -------------


           Exhibit
           -------


3.  (i)  Articles of Incorporation
         -------------------------

      (a) Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit (c)(1) to Company's Current Report on Form 8-K, Date of Report -May 26, 1994*).

      (b) Certificate of Change of Location of Registered Office, effective July 27, 1984 (incorporated by reference to Exhibit (c)(2) to Company's Current Report on Form 8-K, Date of Report - May 26, 1994*).

      (c) Certificate of Amendment of Restated Certificate of Incorporation of Company (incorporated by reference to Exhibit (c)(3) to Company's Current Report on Form 8-K, Date of Report - May 26, 1994*).

      (d) Certificate of Amendment of Restated Certificate of Incorporation of Company (incorporated by reference to Exhibit (c)(4) to Company's Current Report on Form 8-K, Date of Report - May 26, 1994*).

      (e) Certificate of Designations of Series B ESOP Convertible Preferred Stock of Company (incorporated by reference to Exhibit (c)(5) to Company's Current Report on Form 8-K, Date of Report - May 26, 1994*).

      (f) Amended Certificate of Designations of Series A Junior Participating Preferred Stock of Company (incorporated by reference to Exhibit
            (c)(6) to Company's Current Report on Form 8-K, Date of Report - May 26, 1994*).

      (g) Certificate of Amendment of Restated Certificate of Incorporation of Company (incorporated by reference to Exhibit (c)(7) to Company's Current Report on Form 8-K, Date of Report - May 26, 1994*).

 (ii) (a)   Bylaws  Bylaws of Company, as amended to January 11, 1995.
            ------

4. Instruments defining the rights of security holders, including indentures
   -------------------------------------------------------------------------

      (a) Indenture, dated as of October 1, 1982, between the Company and Bank of America National Trust and Savings Association, Trustee (incorporated by reference to Exhibit 4(a) to Company's Annual Report on Form 10-K for the 52 week period ended January 29, 1994*).

      (b) First Supplemental Indenture, dated as of March 15, 1983, between the Company and Bank of America National Trust and Savings Association, Trustee (incorporated by reference to Exhibit 4(b) to Company's Annual Report on Form 10-K for the 52 week period ended January 29, 1994*).

      (c) Second Supplemental Indenture, dated as of May 1, 1984, between the Company and Bank of America National Trust and Savings Association, Trustee (incorporated by reference to Exhibit 4(c) to Company's Annual Report on Form 10-K for the 52 week period ended January 29, 1994*).

      (d) Third Supplemental Indenture, dated as of March 7, 1986, between the Company and Bank of America National Trust and Savings Association, Trustee (incorporated by reference to Exhibit 4(d) to Company's Registration Statement on Form S-3, SEC File No.33-3882).

      (e) Fourth Supplemental Indenture, dated as of June 7, 1991, between the Company and Bank of America National Trust and Savings Association, Trustee (incorporated by reference to Exhibit 4(e) to Registrant's Registration Statement on Form S-3, SEC File No. 33-41186).

      (f) Indenture, dated as of April 1, 1994, between the Company and Bank of America National Trust and Savings Association, Trustee (incorporated by reference to Exhibit 4(a) to Company's Registration Statement on Form S-3, SEC File No. 33-53275).

      (g) Rights Agreement dated as of February 14, 1990 between Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 1 to Company's Current Report on Form 8-K, Date of Report - February 6, 1990*).

      (h) Amendment to Rights Agreement, dated as of February 14, 1990, between Company and First Chicago Trust Company of New York, as Rights Agent, effective as of January 13, 1992, among Company, First Chicago Trust Company of New York, and Manufacturers Hanover Trust Company of New York (now Chemical Bank), as successor Rights Agent (incorporated by reference to Exhibit 4(b) to Company's Annual Report on Form 10-K for the 52 week period ended January 25, 1992*).

      (i) Letter to Company stockholders dated May 1, 1993 explaining adjustments to Rights and to underlying Series A Junior Participating Preferred Stock, including exercise price of such Rights, and the voting rights and participating dividend on such Preferred Stock as a result of the two-for-one stock split payable May 1, 1993 to stockholders of record on April 12, 1993 (incorporated by reference to Exhibit 4(c) to Company's Annual Report on Form 10-K for the 53 week period ended January 30, 1993*).

      (j) Explanation of adjustments to Rights and to underlying Series A Junior Participating Preferred Stock and changes to shares of Series B Convertible Preferred Stock held by Trustee of Company's Savings, Profit-Sharing and Stock Ownership Plan on behalf of Plan participants as a result of the two-for-one stock split payable May 1, 1993 to stockholders of record on April 12, 1993 (incorporated by reference to Item 5 of Company's Current Report on Form 8-K dated March 10, 1993*).

  Other instruments evidencing long-term debt have not been filed as exhibits hereto because none of the debt authorized under any such instrument exceeds 10 percent of the total assets of the Registrant and its consolidated subsidiaries. The Registrant agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.

 10.  Material contracts
      ------------------

 (i)  Other than Compensatory Plans or
      --------------------------------
      Arrangements
      ------------

      (a) Amended and Restated Receivables Agreement dated as of January 29, 1980 between Company and J. C. Penney Funding Corporation (incorporated by reference to Exhibit 10(i)(a) to Company's Annual Report on Form 10-K for the 52 week period ended January 29, 1994*).

      (b) Amendment No. 1 to Amended and Restated Receivables Agreement dated as of January 25, 1983 between Company and J. C. Penney Funding Corporation (incorporated by reference to Exhibit 10(i)(b) to Company's Annual Report on Form 10-K for the 52 week period ended January 29, 1994*).

      (c)   Loan Agreement dated as of January 28, 1986 between Company and J.
            C. Penney Funding Corporation (incorporated by reference to Exhibit 4 to Company's Current Report on Form 8-K, Date of Report - January 28, 1986*).

      (d) Amendment No. 1 to Loan Agreement dated as of January 28, 1986 between Company and J. C. Penney Funding Corporation (incorporated by reference to Exhibit 1 to Company's Current Report on Form 8-K, Date of Report - December 31, 1986*).

 (ii) Compensatory Plans or Arrangements required to be filed as Exhibits to
      ----------------------------------------------------------------------
      this Report pursuant to Item 14 (c) of this Report.
      ---------------------------------------------------

      (a) J. C. Penney Company, Inc. 1989 Management Incentive Compensation Program as amended through March 27, 1990 (incorporated by reference to Exhibit 10(e) to Company's Annual Report on Form 10-K for the 52 week period ended January 27, 1990*).

      (b) Supplemental Retirement Program for Management Profit-Sharing Associates of J. C. Penney Company, Inc., as amended through March 15, 1993 (incorporated by reference to Exhibit 10(ii)(b) to Company's Annual Report on Form 10-K for the 53 week period ended January 30, 1993*).

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

      (g) J. C. Penney Company, Inc. 1989 Equity Compensation Plan (incorporated by reference to Exhibit A to Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 19, 1989).

      (h) J. C. Penney Company, Inc. 1993 Equity Compensation Plan (incorporated by reference to Exhibit A to Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 21, 1993).

      (i) J. C. Penney Company, Inc. 1993 Non-Associate Directors' Equity Plan (incorporated by reference to Exhibit B to Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 21, 1993).

      (j) February 1995 Amendment to J. C. Penney Company, Inc. 1984 Equity Compensation Plan, as amended.

      (k) February 1995 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan.

      (l) February 1995 Amendment to J. C. Penney Company, Inc. 1993 Equity Compensation Plan.

      (m) February 1995 Amendment to J. C. Penney Company, Inc. 1993 Non-Associate Directors' Equity Plan.

      (n) J. C. Penney Company, Inc. 1984 Performance Unit Plan (incorporated by reference to Exhibit B to Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 22, 1984).

      (o) J. C. Penney Company, Inc. Deferred Compensation Plan as amended through July 14, 1993 (incorporated by reference to Exhibit 10(a) to Company's Report on Form 10-Q for the 13 and 26 week periods ended July 31, 1993*).

      (p) J. C. Penney Company, Inc. Deferred Compensation Plan for Directors, as amended through July 8, 1992 (incorporated by reference to Exhibit 10(c) to Company's Quarterly Report on Form 10-Q for the 13 and 26 week periods ended July 25, 1992*).

      (q) J. C. Penney Company, Inc. 1995 Deferred Compensation Plan (incorporated by reference to Exhibit 10 to Company's Registration Statement on Form S-8, SEC File No. 33-56993).

      (r)   Directors' Charitable Award Program (incorporated by reference to
            Exhibit 10(r) to Company's Annual Report on Form 10-K for the 52 week period ended January 27, 1990*).

      (s) Form of Indemnification Trust Agreement between Company and Chemical Bank dated as of July 30, 1986, as amended (incorporated by reference to Exhibit 1 to Exhibit B to Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 29,
            1987).

      (t) Form of Indemnification Agreement between Company and individual Indemnitees (incorporated by reference to Exhibit B to Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1987).

*  SEC file number 1-777

11. Statement re: Computation of per share earnings
    -----------------------------------------------

    Computation of Net Income Per Common Share.

12. Statement re: Computation of ratios
    -----------------------------------

      (a) Computation of Ratios of Available Income to Combined Fixed Charges and Preferred Stock Dividend Requirement.
      (b)  Computation of Ratios of Available Income to Fixed Charges.

13. Annual report to security holders
    ---------------------------------

    Excerpt from Company's 1994 Annual Report to Stockholders.

21. Subsidiaries of the registrant
    ------------------------------

    List of certain subsidiaries of the Company at January 28, 1995.

23. Consent of Independent Certified Public Accountants
    ---------------------------------------------------

24. Power of Attorney
    -----------------

27. Financial Data Schedule
    -----------------------

    Financial Data Schedule for the 52 week period ended January 28, 1995.

99. Additional Exhibits
    -------------------

      (a) Item 1 of J. C. Penney Funding Corporation Annual Report on Form 10-K for the 52 weeks ended January 28, 1995 (incorporated by reference to J. C. Penney Funding Corporation Annual Report on Form 10-K for the 52 weeks ended January 28, 1995 filed concurrently herewith, SEC File No. 1-4947-1).

      (b)   Excerpt from J. C. Penney Funding Corporation Annual Report.