Form 10-Q
period 1995-04-29
PENNEY J C CO INC
filed 1995-06-07
CIK 77182

                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.
                                     20549


                                ---------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                ---------------

For the 13 week period                           Commission file number 1-777
ended April 29, 1995

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

227,310,838 shares of Common Stock of 50c par value, as of April 29, 1995.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

The following interim financial information is unaudited but, in the opinion of the Company, includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The financial information should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the 52 weeks ended January 28, 1995.


Statements of Income
(Amounts in millions except per share data)

                                                            13 weeks ended
                                                         -------------------
                                                         April 29,  April 30,
                                                           1995       1994
                                                         ---------  ---------

Retail sales                                               $4,367     $4,350
Revenue of insurance and bank operations                      197        169
                                                           ------     ------
Total revenue                                               4,564      4,519
                                                           ------     ------
Costs and expenses
  Cost of goods sold, occupancy, buying, and
    warehousing costs                                       2,997      2,955
  Selling, general, and administrative expenses             1,148      1,092
  Costs and expenses of insurance and bank operations         149        126
  Net interest expense and credit operations                   17        (17)
                                                           ------     ------
Total costs and expenses                                    4,311      4,156
                                                           ------     ------

Income before income taxes                                    253        363

Income taxes                                                   97        140
                                                           ------     ------

Net income                                                 $  156     $  223
                                                           ======     ======

Net income per common share
  Primary                                                    $.63     $  .88
                                                           ======     ======

  Fully diluted                                              $.61     $  .84
                                                           ======     ======
Weighted average common shares outstanding
 Primary                                                    231.9      240.3
                                                           ======     ======

 Fully diluted                                              253.0      261.8
                                                           ======     ======



Balance Sheets
(Amounts in millions)

                                                April 29,  April 30,  Jan. 28,
                                                   1995       1994      1995
                                                ---------  ---------  --------

ASSETS

Current assets

  Cash and short term investments
    of $135, $296, and $207                      $   255    $   371   $   261

  Receivables, net                                 4,668      4,399     5,159

  Merchandise inventories                          3,994      3,573     3,876

  Prepaid expenses                                   143        129       172
                                                 -------    -------   -------

     Total current assets                          9,060      8,472     9,468

Properties, net of accumulated
     depreciation of $1,927, $1,924,
     and $1,997                                    3,957      3,801     3,954

Investments, primarily insurance operations        1,469      1,340     1,359

Deferred insurance policy acquisition costs          500        441       482

Other assets                                       1,073        845       939
                                                 -------    -------   -------

                                                 $16,059    $14,899   $16,202
                                                 =======    =======   =======

                                      -3-

Balance Sheets
(Amounts in millions)
                                            April 29,   April 30,   Jan. 28,
                                               1995        1994       1995
                                            ---------   ---------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses      $ 2,086     $ 2,191    $ 2,274
  Short term debt                              2,160       1,709      2,092
  Deferred taxes                                 115         111        115
                                             -------     -------    -------

    Total current liabilities                  4,361       4,011      4,481

Long term debt                                 3,167       2,925      3,335

Deferred taxes                                 1,100       1,017      1,039

Bank deposits                                    709         584        702

Insurance policy and claims reserves             587         560        568

Other liabilities                                466         462        462
                                             -------     -------    -------

    Total liabilities                         10,390       9,559     10,587

Stockholders' equity
  Preferred stock, without par value:
    Authorized, 25 million shares -
    issued, 1 million shares of
    Series B ESOP convertible preferred          624         643        630
  Guaranteed LESOP obligation                   (307)       (379)      (307)
  Common stock, par value 50c:
    Authorized, 1,250 million shares -
    issued, 227, 236, and 227 million
    shares                                     1,112       1,020      1,030
                                             -------     -------    -------

  Total capital stock                          1,429       1,284      1,353
                                             -------     -------    -------

  Reinvested earnings at beginning
    of year                                    4,262       4,093      4,093

  Net income                                     156         223      1,057

  Net unrealized change in debt
    and equity securities                         19          24        (21)

  Retirement of common stock                     (87)        (66)      (435)

  Common stock dividends declared               (110)       (198)      (392)

  Preferred stock dividends
    declared, net of taxes                        --         (20)       (40)
                                             -------     -------    -------

  Reinvested earnings at end of
    period                                     4,240       4,056      4,262
                                             -------     -------    -------

    Total stockholders' equity                 5,669       5,340      5,615
                                             -------     -------    -------

                                             $16,059     $14,899    $16,202
                                             =======     =======    =======


Statements of Cash Flows
(Amounts in millions)

                                                       13 weeks ended
                                                     ------------------

                                                     April 29, April 30,
                                                       1995      1994
                                                     --------  --------

Operating activities

Net income                                           $    156  $    223
Depreciation and amortization                             80        65
Amortization of original issue discount                    1         3
Deferred taxes                                            62         3
Change in cash from:
    Customer receivables                                 533       311
    Inventories, net of trade payables                  (123)      (46)
    Other assets and liabilities, net                   (260)      (88)
                                                     --------  --------
                                                         449       471
                                                     --------  --------

Investing activities

Capital expenditures                                    (109)     (106)
Purchases of investment securities                      (191)     (161)
Proceeds from sales of investment securities             121        59
Acquisition of Kerr Drug                                 (74)       --
                                                     --------  --------
                                                        (253)     (208)
                                                     --------  --------

Financing activities

Increase in short term debt                               68       425
Payments of long term debt                              (165)     (350)
Common stock issued, net                                  84        19
Common stock purchased and retired                       (88)      (71)
Preferred stock retired                                   (6)       (5)
Dividends paid, preferred and common                     (95)      (83)
                                                     --------  --------
                                                        (202)      (65)
                                                     --------  --------

Net increase (decrease) in cash and short term
  investments                                             (6)      198

Cash and short term investments at beginning
  of year                                                261       173
                                                     --------  --------

Cash and short term investments at end of
  first quarter                                      $   255   $   371
                                                     ========  ========

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


Financial Condition
- -------------------

The Company's financial condition remains strong, providing the Company flexibility to continue its capital plans and take advantage of future opportunities as they arise.

During the 1995 first quarter, the Company completed the acquisition of Kerr Drug Stores, Inc. ("Kerr Drug"), a 97-store chain. Under the terms of the acquisition agreement, the shareholders of Kerr Drug received an aggregate of 1,764,705 shares of JCPenney common stock, valued at approximately $74 million, in exchange for all of the outstanding shares of Kerr Drug common stock. This transaction was accounted for as a purchase.

Merchandise inventories, on a FIFO basis, were $4,241 million at the end of the first quarter, an increase of 11.0 per cent from the level in the prior year. Total inventories were impacted by the acquisition of the Kerr Drug stores. Inventories for JCPenney stores and catalog were up 9.0 per cent, and are being managed and adjusted in response to the lower than expected sales level in the 1995 first quarter. The current cost of inventories exceeded the LIFO basis amount carried on the balance sheet by approximately $247 million at both April 29, 1995 and January 28, 1995, and $246 million at April 30, 1994.

Capital expenditures for property, plant and equipment were $109 million in the 1995 first quarter, compared with $106 million in the comparable period last year.

In the 1995 first quarter, the Company made a $104 million contribution to its pension plan, which increased other assets.

Total debt, both on and off the balance sheet, was $6.3 billion at April 29, 1995, up $832 million compared with the April 30, 1994 level, principally due to the Company's stock purchase program and working capital requirements. In April 1995, the Company redeemed $165 million of its 9.45 per cent Notes due 1998.
The Company's debt to capital ratio was 52.5 per cent at the end of the 1995 first quarter, compared with 50.5 per cent at the end of the first quarter last year.

On May 23, 1995, the Company issued $193 million of 10 year Notes under its Series A Medium-Term Note program. The Notes were priced at 100 per cent of face value with an interest rate of 7.05 per cent.

As of May 31, 1995, the Company had purchased approximately 3.2 million shares of its common stock at a cost of $139 million under its 1995 stock purchase program. Since March 1994, the Company has purchased a total of 13.2 million shares at a cost of $614 million. All shares were retired and returned to the status of authorized but unissued shares of common stock.

On March 8, 1995, the Board of Directors increased the quarterly common dividend
14.3 per cent to 48 cents per share, or an indicated annual rate of $1.92, as compared with $1.68 per share in 1994 and $1.44 per share in 1993. The regular quarterly dividend on the Company's outstanding common stock was payable on May 1, 1995, to stockholders of record on April 10, 1995.



Results of Operations
- ---------------------

Ratios useful in analyzing the results of operations are as follows:

                                        13 Weeks Ended
                                     --------------------
                                      April 29, April 30,
                                        1995      1994
                                     ---------- ---------
Retail sales, per cent increase          0.4       9.7
JCPenney stores sales, per cent
 increase (decrease)                    (0.5)      7.6
Gross margin, per cent of retail
 sales
  FIFO                                  31.4      32.1
  LIFO                                  31.4      32.1
Selling, general, and administrative
 expenses, per cent of retail sales     26.3      25.1
Effective income tax rate               38.3      38.7

For the 13 weeks ended April 29, 1995, fully diluted net income per share declined 27.4 per cent to 61 cents, compared with 84 cents per share in the same period last year. Net income totaled $156 million, a 29.9 per cent decline from the Company record $223 million in the 1994 first quarter.

First quarter total retail sales increased 0.4 per cent to $4,367 million from $4,350 million in last year's comparable period. Sales from JCPenney stores decreased 0.5 per cent, and catalog sales declined 4.3 per cent from the comparable 1994 period, reflecting the consumers' response to a slowing economy. Sales of the Thrift Drug store operation, including sales from the newly acquired Kerr Drug stores, increased 18.4 per cent over the same period in 1994.

Gross margin dollars for both stores and catalog declined due to the weak sales volume and increased promotional activity. As a per cent of retail sales, gross margin was 31.4 per cent, as compared with 32.1 per cent in the same period last year.

Selling, general, and administrative ("SG&A") expenses increased 5.2 per cent from last year's level. The acquisition of Kerr Drug and higher costs of producing and distributing the Company's catalogs impacted SG&A expenses in the quarter. As a per cent of retail sales, SG&A expenses were 26.3 per cent compared with 25.1 per cent in the same 1994 period.

Net interest expense and credit operations for the first quarter was a charge of $17 million compared with a credit of $17 million in the comparable period last year. Finance charge revenue was $171 million, up $9 million over the same period last year due to higher customer receivables. Total customer receivables, at $4.1 billion, were about $100 million higher than last year's level. Credit operating costs were $111 million, an increase of $22 million over last year, primarily due to higher bad debt expense. Net interest expense was $77 million, up $21 million compared with last year's first quarter, reflecting higher borrowing levels for working capital requirements and the stock purchase program. Higher short term interest rates also impacted interest expense in the quarter.

The Company's life and health insurance business continued its strong growth in premium income and profitability in the 1995 first quarter. Total revenue was $159 million, an increase of $21 million or 15.8 per cent over the comparable period in the prior year. Pretax income was $39 million, an increase of $4 million or 13.0 per cent over last year. However, last year's first quarter included realized gains of $6 million from the investment portfolio. Excluding these gains, operating profit in the quarter was up $10 million or 37.8 per cent.

The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one third of annual sales. Accordingly, the results of operations for the 13 weeks ended April 29, 1995 are not necessarily indicative of the results for the entire year.

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

          27    Financial Data Schedule for the three months ended April 29,
                1995.

    (b)   Reports on Form 8-K
          -------------------

          None.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  J. C. PENNEY COMPANY, INC.



                                  By     /s/ D. A. McKay
                                    --------------------------
                                             D. A. McKay
                                     Vice President and Controller
                                     (Principal Accounting Officer)



Date:  June 7, 1995