Form 10-Q
period 1995-07-29
PENNEY J C CO INC
filed 1995-09-01
CIK 77182

                   SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.
                                  20549

                             ---------------

                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                             ---------------

For the 13 and 26 week periods                 Commission file number 1-777
ended July 29, 1995

                           J. C. PENNEY COMPANY, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

               Delaware                                     13-5583779
     --------------------------------------------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)


  6501 Legacy Drive, Plano, Texas                           75024 - 3698
-------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code        (214) 431-1000
                                                          ---------------

                             ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No
     -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

225,778,420 shares of Common Stock of $0.50 par value, as of July 29, 1995.

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

Statements of Income
(Amounts in millions except per share data)


                                             13 weeks ended      26 weeks ended
                                            ----------------    ----------------
                                          July 29,  July 30,  July 29,  July 30,
                                            1995      1994      1995      1994
                                           -------   -------   -------   -------
Retail sales                               $ 4,435   $ 4,242   $ 8,802   $ 8,592
Revenue of insurance and bank operations       208       170       405       339
                                           -------   -------   -------   -------
Total revenue                                4,643     4,412     9,207     8,931
                                           -------   -------   -------   -------
Costs and expenses
  Cost of goods sold, occupancy, buying,
    and warehousing costs                    3,143     2,960     6,140     5,915
  Selling, general, and administrative
    expenses                                 1,107     1,079     2,255     2,171
  Costs and expenses of insurance and
    bank operations                            159       132       308       258
  Net interest expense and credit
    operations                                  48        26        65         9
                                           -------   -------   -------   -------
Total costs and expenses                     4,457     4,197     8,768     8,353
                                           -------   -------   -------   -------
Income before income taxes                     186       215       439       578

Income taxes                                    70        83       167       223
                                           -------   -------   -------   -------
Net income                                 $   116   $   132   $   272   $   355
                                           =======   =======   =======   =======
Net income per common share
  Primary                                  $   .46   $   .52   $  1.09   $  1.40
                                           =======   =======   =======   =======
  Fully diluted                            $   .46   $   .51   $  1.07   $  1.35
                                           =======   =======   =======   =======

Weighted average common shares outstanding
  Primary                                    230.2     238.0     231.2     239.0
                                           =======   =======   =======   =======
  Fully diluted                              251.4     259.4     252.6     260.5
                                           =======   =======   =======   =======


Balance Sheets
(Amounts in millions)

                                               July 29,     July 30,    Jan. 28,
                                                 1995         1994        1995
                                               --------     --------    --------
Current assets

  Cash and short term investments
    of $156, $382, and $207                 $     260    $     492   $     261

  Receivables, net                              4,426        4,063       5,159

  Merchandise inventories                       4,398        4,163       3,876

  Prepaid expenses                                195          175         172
                                             --------     --------    --------
    Total current assets                        9,279        8,893       9,468

Properties, net of accumulated
    depreciation of $2,009, $1,994,
    and $1,997                                  3,993        3,804       3,954

Investments, primarily insurance operations     1,548        1,373       1,359

Deferred insurance policy acquisition costs       539          458         482

Other assets                                    1,108          906         939
                                             --------     --------    --------
                                            $  16,467    $  15,434   $  16,202
                                             ========     ========    ========


Balance Sheets
(Amounts in millions)
                                             July 29,    July 30,     Jan. 28,
                                               1995        1994         1995
                                             --------    --------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses     $ 2,038      $ 1,960       $ 2,274
  Short term debt                             2,181        1,937         2,092
  Deferred taxes                                113          111           115
                                            --------     --------      --------
    Total current liabilities                 4,332        4,008         4,481

Long term debt                                3,526        3,384         3,335

Deferred taxes                                1,129        1,019         1,039

Bank deposits                                   762          594           702

Insurance policy and claims reserves            605          581           568

Other liabilities                               459          467           462
                                            --------     --------      --------
  Total liabilities                          10,813       10,053        10,587

Stockholders' equity
  Preferred stock, without par value:
    Authorized, 25 million shares -
    issued, 1 million shares of
    Series B ESOP convertible preferred         616          639           630
Guaranteed ESOP obligation                     (268)        (343)         (307)
Common stock, par value $0.50:
  Authorized, 1,250 million shares -
  issued, 226, 233, and 227 million
  shares                                      1,121        1,022         1,030
                                            --------     --------      --------
Total capital stock                           1,469        1,318         1,353
                                            --------     --------      --------
Reinvested earnings at beginning
  of year                                     4,262        4,093         4,093

Net income                                      272          355         1,057

Net unrealized change in debt
  and equity securities                          58            5           (21)

Retirement of common stock                     (169)        (173)         (435)

Common stock dividends declared                (217)        (197)         (392)

Preferred stock dividends
  declared, net of taxes                        (21)         (20)          (40)
                                            ---------    ---------     ---------
Reinvested earnings at end of
  period                                      4,185        4,063         4,262
                                            ---------    ---------     ---------
Total stockholders' equity                    5,654        5,381         5,615
                                            --------     ---------     ---------

                                            $16,467      $15,434       $16,202
                                            ========     =========     =========


Statements of Cash Flows
(Amounts in millions)

                                                      26 weeks ended
                                                  ------------------------
                                                  July 29,       July 30,
                                                    1995           1994
                                                  ---------      ---------
Operating activities

Net income                                        $    272       $    355
Depreciation and amortization                          163            138
Amortization of original issue discount                  2              3
Deferred taxes                                          89              5
Change in cash from:
  Customer receivables                                 804            545
  Inventories, net of trade payables                  (485)          (552)
  Other assets and liabilities, net                   (430)          (232)
                                                  ----------     ----------
                                                       415            262
                                                  ----------     ----------
Investing activities

Capital expenditures                                  (235)          (211)
Purchases of investment securities                    (335)          (362)
Proceeds from sales of investment securities           236            200
Acquisition of Kerr Drug                               (74)            --
                                                  ----------     ----------
                                                      (408)          (373)
                                                  ----------     ----------
Financing activities

Increase in short term debt                             89            653
Issuance of long term debt                             400            500
Payments of long term debt                            (165)          (350)
Common stock issued, net                                95             26
Common stock purchased and retired                    (189)          (188)
Preferred stock retired                                (14)            (9)
Dividends paid, preferred and common                  (224)          (202)
                                                  ----------     ----------
                                                        (8)           430
                                                  ----------     ----------
Net increase (decrease) in cash and short term
  investments                                           (1)           319

Cash and short term investments at beginning
  of year                                              261            173
                                                  ----------     ----------
Cash and short term investments at end of
  second quarter                                  $    260       $    492
                                                  ==========     ==========

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition
-------------------
The Company's financial condition remains strong, providing the Company flexibility to continue its capital plans and take advantage of future opportunities as they arise.

In August 1995, the Company acquired seven Woodward & Lothrop stores in the greater Washington, D.C. area. These stores expand the Company's opportunities in the Washington, D.C. market. The acquired locations are Tysons Corner Center in McLean, Virginia; Landover Mall in Landover, Maryland; Montgomery Mall in Bethesda, Maryland; Wheaton Plaza Regional Shopping Center in Wheaton, Maryland; Landmark Shopping Center in Alexandria, Virginia; Prince Georges Plaza in Hyattsville, Maryland; and The Mall in Columbia in Columbia, Maryland. The purchase price for the land, buildings and fixtures of these seven stores was approximately $173 million. The stores are expected to open in 1996 after remodeling is complete. This acquisition increases the Company's expected capital expenditures for fiscal 1995 to approximately $750 million.

The Company has announced plans to accelerate its store remodeling expenditures over the next three years. Total Company capital expenditures are expected to approximate $700 million per year in 1996, 1997, and 1998.

Merchandise inventories, on a FIFO basis, were $4,645 million at the end of the second quarter, an increase of 5.4 per cent from the level in the prior year. Total inventories were impacted by the acquisition of Kerr Drug Stores, Inc. ("Kerr Drug") during the 1995 first quarter. Inventories for JCPenney stores and catalog combined were up 2.8 per cent over the prior year. Promotional activity was accelerated in the latter part of the second quarter to clear seasonal merchandise, which significantly impacted inventory levels. The current cost of inventories exceeded the LIFO basis amount carried on the balance sheet by approximately $247 million at both July 29, 1995 and January 28, 1995, and $246 million at July 30, 1994.

Total debt, both on and off the balance sheet, was $6.6 billion at July 29, 1995, up $642 million compared with the July 30, 1994 level, principally due to the Company's stock purchase program and working capital requirements. During the 1995 second quarter, the Company issued $193 million of ten year Notes at 7.05 per cent, and $207 million of seven year Notes at 6.50 per cent, under its Series A Medium-Term Note program. In April 1995, the Company redeemed $165 million of its 9.45 per cent Notes due 1998. The Company's debt to capital ratio was 53.9 per cent at the end of the 1995 second quarter, compared with 52.6 per cent at July 30, 1994.

As of August 25, 1995, the Company had purchased approximately 5.9 million shares of its common stock at a cost of $266 million under its 1995 stock purchase program. Since March 1994, the Company has purchased a total of 15.9 million shares at a cost of $741 million. All shares were retired and returned to the status of authorized but unissued shares of common stock.

On March 8, 1995, the Board of Directors increased the quarterly common dividend 14.3 per cent to 48 cents per share, or an indicated annual rate of $1.92, as compared with $1.68 per share in 1994 and $1.44 per share in 1993. The regular quarterly dividend on the Company's outstanding common stock was paid on August 1, 1995, to stockholders of record on July 10, 1995.


Results of Operations
---------------------
Ratios useful in analyzing the results of operations are as follows:

                                     13 weeks ended      26 weeks ended
                                   ------------------   ------------------
                                   July 29,   July 30,  July 29,  July 30,
                                     1995       1994      1995      1994
                                   --------   --------  --------  --------
Retail sales, per cent increase         4.6      7.1      2.5      8.4
JCPenney stores sales, per cent
  increase                              3.1      6.3      1.3      6.9
Gross margin, per cent of retail
  sales
   FIFO                                29.1     30.2     30.3     31.2
   LIFO                                29.1     30.2     30.3     31.2
Selling, general, and adminis-
  trative expenses, per cent of
  retail sales                         25.0     25.5     25.6     25.3
Effective income tax rate              37.6     38.6     38.0     38.6

For the 13 weeks ended July 29, 1995, fully diluted net income per share declined 9.8 per cent to 46 cents, compared with 51 cents per share in the same period last year. Net income totaled $116 million, a 12.1 per cent decline from the Company record $132 million in the 1994 second quarter. For the six months ended July 29, 1995, net income totaled $272 million, or $1.07 per share, as compared with $355 million, or $1.35 per share, in the comparable 1994 period.

Second quarter total retail sales increased 4.6 per cent to $4,435 million from $4,242 million in last year's comparable period. Sales from JCPenney stores increased 3.1 per cent, while catalog sales increased 3.8 per cent from the comparable 1994 period. Sales from the Thrift Drug operation during the 1995 second quarter, including sales from the Kerr Drug stores acquired in the 1995 first quarter, increased 18.2 per cent over the comparable period in 1994. For the six months ended July 29, 1995, total retail sales increased 2.5 per cent to $8,802 million from $8,592 million in the comparable 1994 period.

Gross margin, as a per cent of retail sales, decreased in the second quarter to 29.1 per cent from 30.2 per cent in the comparable 1994 period, as stores and catalog cleared summer merchandise. For the six months ended July 29, 1995, gross margin, as a per cent of retail sales, was 30.3 per cent compared with 31.2 per cent in the comparable 1994 period.

Selling, general, and administrative ("SG&A") expenses, as a per cent of retail sales, were leveraged in the quarter at 25.0 per cent, down from
25.5 per cent in last year's period, reflecting the Company's continuing efforts to reduce costs across all operating and support areas. For the six months ended July 29, 1995, SG&A, as a per cent of retail sales, was
25.6 per cent, compared with 25.3 per cent in the comparable 1994 period.

Net interest expense and credit operations for the second quarter was $48 million compared with $26 million in the comparable period last year.
Net interest expense was $79 million, up $15 million compared with last year's second quarter, due to higher borrowing levels to support the Company's stock purchase program and higher short term interest rates. Finance charge revenue was $151 million in the second quarter, up $4 million over the same period last year. Total customer receivables, at $3.9 billion, were $67 million higher than last year's level. Credit operating costs were $120 million, an increase of $11 million over last year, primarily due to higher bad debt expense. For the six months ended July 29, 1995, net interest expense and credit operations was $65 million compared with $9 million in last year's period.

The Company's life and health insurance business continued its strong growth in premium income and profitability in both the 1995 second quarter and six months. Total revenue for the second quarter was $168 million, an increase of $30 million or 20.8 per cent over the comparable period in the prior year. Pretax income was $41 million, an increase of $10 million or 31.5 per cent over last year. For the first six months of 1995, total revenue increased 18.3 per cent to $327 million, and pretax income was $80 million compared with $65 million in the same period last year.

The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one third of annual sales. Accordingly, the results of operations for the 13 and 26 weeks ended July 29, 1995 are not necessarily indicative of the results for the entire year.

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings.

     The Company has no material legal proceedings pending against it.


Item 4 - Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders of the Company was held on May 19, 1995, at which the four matters described below were submitted to a vote of security holders with the voting results indicated.

     (1) Election of directors for a three-year term expiring at the 1998 Annual Meeting of the Company's stockholders:

               NOMINEE                   FOR            AUTHORITY WITHHELD
               -------                   ---            ------------------
          M. Anthony Burns           219,918,898             3,403,188
          Colby H. Chandler          219,791,637             3,530,449
          James E. Oesterreicher     219,289,785             4,032,301
          Charles S. Sanford, Jr.    219,749,109             3,572,977


     (2) The Board of Directors' proposal concerning the employment of KPMG Peat Marwick LLP as auditors for the fiscal year ending January 27, 1996:

              FOR              AGAINST        ABSTAIN
              ---              -------        -------
          219,955,787         2,208,247      1,158,052


     (3) A stockholder resolution concerning the elimination of the classification of the Board of Directors:

                                                       BROKER
              FOR          AGAINST       ABSTAIN     NON-VOTES
              ---          -------       -------     ---------
           97,046,645    113,532,554    2,923,917    9,818,970


     (4) A stockholder resolution concerning submission to a stockholder vote of the Company's stockholder rights plan:

                                                       BROKER
              FOR          AGAINST       ABSTAIN     NON-VOTES
              ---          -------       -------     ---------
           99,938,271    110,208,535    3,366,308    9,808,972

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

          27     Financial Data Schedule for the six months ended July 29,
                 1995.

     (b)  Reports on Form 8-K
          -------------------
          None.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                   J. C. PENNEY COMPANY, INC.




                                   By     /S/D. A. McKay
                                     ---------------------------
                                             D. A. McKay
                                   Vice President and Controller
                                   (Principal Accounting Officer)



Date:  September 1, 1995