Form 10-Q
period 1995-10-28
PENNEY J C CO INC
filed 1995-12-08
CIK 77182

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549

                                 ---------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 ---------------

For the 13 and 39 week periods                Commission file number 1-777
ended October 28, 1995


                             J. C. PENNEY COMPANY, INC.
-----------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                Delaware                                   13-5583779
-----------------------------------------------------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

   6501 Legacy Drive, Plano, Texas                          75024 - 3698
-----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code           (214) 431-1000
                                                          -------------------

                                ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X           No
     -----.      -----.
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

223,672,251 shares of Common Stock of $0.50 par value, as of October 28, 1995.

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

Statements of Income
(Amounts in millions except per share data)
                                           13 weeks ended      39 weeks ended
                                         ------------------   -----------------
                                         Oct 28,    Oct 29,   Oct 28,   Oct 29,
                                           1995       1994      1995      1994
                                         -------    -------   -------   -------
Retail sales                            $  5,128   $  5,149  $ 13,930   $ 13,741
Revenue of insurance and bank operations     224        179       629        518
                                        --------   --------  --------   --------
Total revenue                              5,352      5,328    14,559     14,259
                                        --------   --------  --------   --------
Costs and expenses
  Cost of goods sold, occupancy, buying,
       and warehousing costs               3,536      3,488     9,676      9,403
  Selling, general, and administrative
     expenses                              1,201      1,204     3,456      3,375
  Costs and expenses of insurance and
     bank operations                         173        141       481        399
  Net interest expense and credit
     operations                               58         48       123         57
                                        --------   --------  --------   --------
Total costs and expenses                   4,968      4,881    13,736     13,234
                                        --------   --------  --------   --------
Income before income taxes                   384        447       823      1,025

Income taxes                                 144        173       311        396
                                        --------   --------  --------   --------
Net income                              $    240   $    274  $    512   $    629
                                        ========   ========  ========   ========
Net income per common share
   Primary                              $   1.00   $   1.11  $   2.09   $   2.51
                                        ========   ========  ========   ========
   Fully diluted                        $    .95   $   1.04  $   2.02   $   2.39
                                        ========   ========  ========   ========

Weighted average common shares outstanding
   Primary                                 228.2      236.8     230.3      238.2
                                        ========   ========  ========   ========
   Fully diluted                           249.0      258.1     250.9      259.6
                                        ========   ========  ========   ========


Balance Sheets
(Amounts in millions)
                                                 Oct. 28,  Oct. 29,  Jan. 28,
                                                   1995      1994      1995
                                                 --------  --------  --------
ASSETS
Current assets

   Cash and short term investments
     of $220, $193, and $207                     $   321   $   314   $   261

   Receivables, net                                4,737     4,618     5,159

   Merchandise inventories                         5,105     4,833     3,876

   Prepaid expenses                                  256       209       172
                                                 -------   -------   -------
      Total current assets                        10,419     9,974     9,468

Properties, net of accumulated
   depreciation of $2,091, $2,071,
   and $1,997                                      4,202     3,864     3,954

Investments, primarily insurance operations        1,596     1,352     1,359

Deferred insurance policy acquisition costs          559       477       482

Other assets                                       1,081       911       939
                                                 -------   -------   -------
                                                 $17,857   $16,578   $16,202
                                                 =======   =======   =======

Balance Sheets
(Amounts in millions)

                                              Oct. 28,   Oct. 29,   Jan. 28,
                                                1995       1994       1995

                                              --------   --------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses      $  2,688   $  2,610   $  2,274
  Short term debt                               2,398      2,253      2,092
  Deferred taxes                                  113        110        115
                                             ---------  ---------  ---------
    Total current liabilities                   5,199      4,973      4,481

Long term debt                                  4,023      3,380      3,335

Deferred taxes                                  1,130      1,015      1,039

Bank deposits                                     759        650        702

Insurance policy and claims reserves              624        603        568

Other liabilities                                 458        462        462
                                             ---------  ---------  ---------
    Total liabilities                          12,193     11,083     10,587

Stockholders' equity
  Preferred stock, without par value:
    Authorized, 25 million shares -
    issued, 1 million shares of
    Series B ESOP convertible preferred           610        634        630
  Guaranteed ESOP obligation                     (268)      (343)      (307)
  Common stock, par value $0.50:
    Authorized, 1,250 million shares -
    issued, 224, 232, and 227 million
    shares                                      1,114      1,042      1,030
                                             ---------  ---------  ---------
  Total capital stock                           1,456      1,333      1,353
                                             ---------  ---------  ---------
  Reinvested earnings at beginning
    of year                                     4,262      4,093      4,093

  Net income                                      512        629      1,057

  Net unrealized change in debt
    and equity securities                          53         (8)       (21)

  Retirement of common stock                     (273)      (237)      (435)

  Common stock dividends declared                (325)      (295)      (392)

  Preferred stock dividends
    declared, net of taxes                        (21)       (20)       (40)
                                             ---------  ---------   --------
  Reinvested earnings at end of
    period                                      4,208      4,162      4,262
                                             ---------  ---------   --------
    Total stockholders' equity                  5,664      5,495      5,615
                                             ---------  ---------   --------
                                             $ 17,857   $ 16,578   $ 16,202
                                             =========  =========  =========

Statements of Cash Flows
(Amounts in millions)
                                                        39 weeks ended
                                                    -----------------------
                                                    Oct. 28,       Oct. 29,
                                                      1995           1994
                                                    --------       --------
Operating activities

Net income                                        $    512       $    629
Depreciation and amortization                          240            215
Amortization of original issue discount                  3              4
Deferred taxes                                          92             --
Change in cash from:
    Customer receivables                               599            206
    Inventories, net of trade payables                (827)          (862)
    Other assets and liabilities, net                 (264)          (102)
                                                  ---------      ---------
                                                       355             90
                                                  ---------      ---------
Investing activities

Capital expenditures                                  (528)          (365)
Purchases of investment securities                    (461)          (432)
Proceeds from sales of investment securities           324            267
Acquisition of Kerr Drug                               (74)            --
                                                  ---------      ---------
                                                      (739)          (530)
                                                  ---------      ---------
Financing activities

Increase in short term debt                            306            969
Net proceeds from the issuance
  of long term debt                                    891            500
Payments of long term debt                            (204)          (350)
Common stock issued, net                               106             34
Common stock purchased and retired                    (301)          (258)
Preferred stock retired                                (21)           (14)
Dividends paid, preferred and common                  (333)          (300)
                                                  ---------      ---------
                                                       444            581
                                                  ---------      ---------
Net increase (decrease) in cash and short term
  investments                                           60            141

Cash and short term investments at beginning
  of year                                              261            173
                                                  ---------      ---------
Cash and short term investments at end of
  third quarter                                   $    321       $    314
                                                  =========      =========

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition
-------------------

The Company's financial condition remains strong, providing the Company flexibility to continue its capital plans and take advantage of future opportunities as they arise.

In August 1995, the Company acquired seven Woodward & Lothrop stores in the greater Washington, D.C. area at a total purchase price of approximately $173 million. The stores are expected to open in mid-1996 after remodeling is complete. This acquisition represents the primary reason capital expenditures exceed 1994 levels, and increases the Company's expected capital expenditures for fiscal 1995 to approximately $750 million.

The Company has announced plans to accelerate its store remodeling expenditures over the next three years. Total Company capital expenditures are expected to approximate $700 million per year in 1996, 1997, and 1998.

Merchandise inventories, on a FIFO basis, were $5,352 million at the end of the third quarter, an increase of 5.4 per cent from the level in the prior year. Total inventories include the effects of the Kerr Drug Stores, Inc. ("Kerr Drug") acquisition during the 1995 first quarter. Inventories for JCPenney stores and catalog combined were up 2.3 per cent over the prior year. Merchandise inventories are in line with current sales projections and represent fresh assortments for the holiday season. The current cost of inventories exceeded the LIFO basis amount carried on the balance sheet by approximately $247 million at both October 28, 1995 and January 28, 1995, and $246 million at October 29, 1994.

Total debt, both on and off the balance sheet, was $7.3 billion at October 28, 1995, up $772 million compared with the October 29, 1994 level, principally due to the Company's stock purchase program and working capital requirements. During the 1995 third quarter, the Company issued $300 million of five year Notes at 6.375 per cent, and $200 million of twenty year Notes at 6.875 per cent, under its Series A Medium-Term Note program.

As of December 2, 1995, the Company had purchased approximately 7 million shares of its common stock at a cost of $313 million under its 1995 stock purchase program. Since March 1994, the Company has purchased approximately 17 million shares at a cost of $788 million. All shares were retired and returned to the status of authorized but unissued shares of common stock.

The regular quarterly dividend of 48 cents per share on the Company's outstanding common stock was paid on November 1, 1995, to stockholders of record on October 10, 1995.

Results of Operations
---------------------

Ratios useful in analyzing the results of operations are as follows:

                                         13 weeks ended        39 weeks ended
                                       ------------------    ------------------
                                       Oct. 28,  Oct. 29,    Oct. 28,  Oct. 29,
                                         1995      1994        1995      1994
                                       --------  --------    --------  --------
Retail sales, per cent increase
  (decrease)                             (.4)       8.7         1.4       8.5
JCPenney stores sales, per cent
  increase (decrease)                   (1.8)       8.3          .1       7.5
Gross margin, per cent of retail
  sales
   FIFO                                 31.0       32.2        30.5      31.6
   LIFO                                 31.0       32.2        30.5      31.6
Selling, general, and adminis-
  trative expenses, per cent of
  retail sales                          23.4       23.4        24.8      24.6
Effective income tax rate               37.6       38.7        37.8      38.7

For the 13 weeks ended October 28, 1995, fully diluted net income per share declined 8.7 per cent to 95 cents, compared with $1.04 per share in the same period last year. Net income totaled $240 million, a 12.6
per cent decline from $274 million in the 1994 third  quarter.   For the
nine months ended October 28, 1995, net income totaled $512 million, or $2.02 per share, as compared with $629 million, or $2.39 per share, in the comparable 1994 period.

Third quarter total retail sales decreased .4 per cent to $5,128 million from $5,149 million in last year's comparable period. Sales from JCPenney stores decreased 1.8 per cent, while catalog sales decreased 3.8 per cent from the comparable 1994 period. Sales from the Thrift Drug operation during the 1995 third quarter, including sales from the Kerr Drug stores acquired in the 1995 first quarter, increased 23.2 per cent over the comparable period in 1994. For the nine months ended October 28, 1995, total retail sales increased 1.4 per cent to $13,930 million from $13,741 million in the comparable 1994 period.

Gross margin, as a per cent of retail sales, decreased 120 basis points in the third quarter to 31.0 per cent from 32.2 per cent in the comparable 1994 period, as stores and catalog competed in a highly promotional environment. For the nine months ended October 28, 1995, gross margin, as a per cent of retail sales, was 30.5 per cent compared with 31.6 per cent in the comparable 1994 period.

Selling, general, and administrative ("SG&A") expenses continued to be well managed in the third quarter. On a dollar basis, SG&A expenses were slightly below 1994 levels and as a per cent of retail sales, were 23.4 per cent in both the 1994 and 1995 third quarters. This reflects the Company's continuing efforts to reduce costs across all operating and support areas. For the nine months ended October 28, 1995, SG&A, as a per cent of retail sales, was 24.8 per cent, compared with 24.6 per cent in the comparable 1994 period.

Net interest expense and credit operations for the third quarter was $58 million compared with $48 million in the comparable period last year.
Net interest expense was $84 million, up $11 million compared with last year's third quarter. The increase was due primarily to higher borrowing levels which support increased investment in capital expenditures, as well as the Company's stock purchase program. Finance charge revenue of $145 million in the third quarter 1995 remained unchanged from 1994 third quarter levels. Total customer receivables, at $4.1 billion, were $67 million lower than last year's level. Credit operating costs were $119 million in third quarter 1995 compared with $120 million in third quarter 1994. For the nine months ended October 28, 1995, net interest expense and credit operations was $123 million compared with $57 million in last year's period.

The Company's life and health insurance business continued its strong growth in premiums and earnings in both the 1995 third quarter and nine month periods. Total revenue for the third quarter was $183 million, an increase of $36 million or 24.1 per cent over the comparable period in the prior year. Pretax income was $43 million, an increase of $11 million or 33.1 per cent over last year. For the nine months, total revenue increased 20.3 per cent to $510 million, and pretax income was $123 million compared with $98 million for the same period last year.

The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one third of annual sales. Accordingly, the results of operations for the 13 and 39 weeks ended October 28, 1995 are not necessarily indicative of the results for the entire year.

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

          27      Financial Data Schedule for the nine months ended October
                  28, 1995.

     (b)  Reports on Form 8-K
          -------------------
          None.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                   J. C. PENNEY COMPANY, INC.




                                   By   /s/ D. A. McKay
                                        ---------------------
                                            D. A. McKay
                                            Vice President and Controller
                                            (Principal Accounting Officer)


Date:  December 8, 1995