Form 10-K405
period 1996-01-27
PENNEY J C CO INC
filed 1996-04-16
CIK 77182

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      For the 52 weeks ended January 27, 1996 Commission file number 1-777

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
- ----------------------------------------------------------

                                               Name of each exchange on
            Title of each class                     which registered
       -------------------------------         -----------------------

       Common Stock of 50c par value           New York Stock Exchange
       Preferred Stock Purchase Rights         New York Stock Exchange


       Securities registered pursuant to Section 12(g) of the Act:     None
       ----------------------------------------------------------

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

   State the aggregate market value of the voting stock held by non-affiliates of the registrant: $12,370,959,918 as of March 18, 1996.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 224,628,036 shares of Common Stock of 50c par value, as of March 18, 1996.


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

   Documents from which portions           Parts of the Form 10-K
   are incorporated by reference           into which incorporated
   -----------------------------           -----------------------

1. J. C. Penney Company, Inc.              Part I, Part II, and
   1995 Annual Report to Stockholders      Part IV

2. J. C. Penney Company, Inc.              Part III
   1996 Proxy Statement

3. J. C. Penney Funding Corporation        Part I and Part IV
   Form 10-K for fiscal year 1995

                                    PART I
                                    ------

1.  BUSINESS.
    --------

  J. C. Penney Company, Inc. ("Company") was founded by James Cash Penney in 1902. Incorporated in Delaware in 1924, the Company has grown to be a major retailer. The major portion of the Company's business consists of providing merchandise and services to consumers through department stores that include catalog departments. The Company markets predominantly family apparel, jewelry, shoes, accessories, and home furnishings.

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

  Information about certain aspects of the business of the Company included under the captions of "Receivables" (page 26), "Merchandise Inventory" (page
26), "Properties" (page 27), "Capital Expenditures" (page 27), "Investments" (pages 27 and 28), and "Segment Reporting" (page 36), which appear in the section of the Company's 1995 Annual Report to Stockholders entitled "Notes to Consolidated Financial Statements", "Supplemental Information (Unaudited)" (pages 37 and 38), "Five Year Financial Summary" (page 39), and "Five Year Operations Summary" (page 40), which appear in the Company's 1995 Annual Report to Stockholders on the pages indicated in the parenthetical references, is incorporated herein by reference and filed hereto as Exhibit 13 in response to
Item 1 of Form 10-K.

  In addition, information about J. C. Penney Funding Corporation, a wholly-owned consolidated subsidiary of the Company, which appears in Item 1 of its separate Annual Report on Form 10-K for the fiscal year ended January 27, 1996, is incorporated herein by reference and filed hereto as Exhibit 99(a) in response to Item 1 of Form 10-K.

  Suppliers.  The Company purchases its merchandise from over 6,600 domestic and
  ---------
foreign suppliers, most of whom have done business with the Company for many years. In addition to its Plano, Texas home office, the Company, through its international purchasing subsidiary, maintains buying offices in Brazil, Guatemala, Hong Kong, India, Italy, Japan, Korea, Mexico, the Philippines, Singapore, Taiwan and Thailand.

  Employment.  The Company and its consolidated subsidiaries employed
  ----------
approximately 205,000 persons as of January 27, 1996.

  Environment.  While environmental protection requirements did not have a
  -----------
material effect upon the Company's operations during fiscal 1995, it is possible that compliance with such requirements will lengthen lead time in expansion plans and increase construction, and therefore operating costs, due, in part, to the expense and time required to conduct environmental and ecological studies.

2.  PROPERTIES.
    ----------

  At January 27, 1996, the Company operated 1,883 retail stores, comprised of 1,238 JCPenney department stores and 645 drug stores, in all 50 states, Puerto Rico, Mexico, and Chile, of which 249 JCPenney department stores and 18 drug stores were owned. In addition, the Company owns twelve store locations that are leased to other tenants and not operated as units of the Company. The Company also operated six catalog distribution centers, of which four were owned, and owned one store distribution center and the insurance company corporate offices. The Company also owns its home office facility and approximately 244 acres of property in Plano, Texas, adjacent to the facility. Information relating to certain of the Company's facilities included under the captions of "Five Year Financial Summary" and "Five Year Operations Summary", which appear on pages 39 and 40, respectively, of the Company's 1995 Annual Report to Stockholders, is incorporated herein by reference and filed hereto as
Exhibit 13 in response to Item 2 of Form 10-K.

  Additional information relating to certain aspects of the Company's properties included under the caption "Properties" (page 27), which appears in the section of the Company's 1995 Annual Report to Stockholders entitled "Notes to Consolidated Financial Statements", on the page indicated in the parenthetical reference, is also incorporated herein by reference and filed hereto as
Exhibit 13 in response to Item 2 of Form 10-K.

3.  LEGAL PROCEEDINGS.
    -----------------

  The Company has no material legal proceedings pending against it.

4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
    ---------------------------------------------------

  No matter was submitted to a vote of stockholders during the fourth quarter of fiscal 1995.

                                    PART II
                                    -------

5.  MARKET FOR REGISTRANT'S COMMON EQUITY
    AND RELATED STOCKHOLDER MATTERS.
    -------------------------------------

  The Company's Common Stock is traded principally on the New York Stock Exchange, as well as on other exchanges in the United States. In addition, the Company has issued approximately 1.2 million shares of Series B ESOP Convertible Preferred Stock pursuant to a leveraged employee stock ownership plan. Additional information relating to the Common Stock and Preferred Stock of the Company included under the captions of "Preferred Stock" (pages 30 and 31), "Common Stock" (pages 31 and 32), "Changes in outstanding common stock" (page
31), and "Quarterly Data (Unaudited)" (page 36), which appear in the Company's 1995 Annual Report to Stockholders on the pages indicated in the parenthetical references, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 5 of Form 10-K.

6.  SELECTED FINANCIAL DATA.
    -----------------------

  Information for the fiscal years 1991-1995 included in the "Five Year Financial Summary" on page 39 of the Company's 1995 Annual Report to Stockholders is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 6 of Form 10-K.

7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
    ---------------------------------------------

  The discussion and analysis included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", which appears in the Company's 1995 Annual Report to Stockholders on pages 17 through 20 thereof, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 7 of Form 10-K.

8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
    -------------------------------------------

  The Consolidated Balance Sheets of the Company and subsidiaries as of January 27, 1996, January 28, 1995, and January 29, 1994, and the related Consolidated Statements of Income, Reinvested Earnings, and Cash Flows for the years then ended, appearing on pages 22 through 24 of the Company's 1995 Annual Report to Stockholders, together with the Independent Auditors' Report of KPMG Peat Marwick LLP, independent certified public accountants, appearing on page 21 of the Company's 1995 Annual Report to Stockholders, the Notes to Consolidated Financial Statements on pages 25 through 36, and the quarterly financial highlights ("Quarterly Data (Unaudited)") appearing on page 36 thereof, are incorporated herein by reference and filed hereto as Exhibit 13 in response to
Item 8 of Form 10-K. The Independent Auditors' Report of KPMG Peat Marwick LLP covering the aforementioned consolidated financial statements of the Company refers to the adoption by the Company (a) in 1993 of the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards
No. 109, Accounting for Income Taxes, (b) in 1994 of the provisions of the
         ---------------------------
Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity
                   -----------------------------------------------------
Securities, and (c) in 1995 the provisions of the Financial Accounting Standards
- ----------
Board's Statement of Financial Accounting Standards No. 121, Accounting for the
                                                             ------------------
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.
- ---------------------------------------------------------------------------

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


                                   PART III*
                                   --------

10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.*
      --------------------------------------------------

  The following is a list, as of February 1, 1996, of the names and ages of the executive officers of the Company and of the offices and other positions held by each such person with the Company. The terms of all executive officers will expire on May 17, 1996. There is no family relationship between any of the named persons.


                         Offices and other positions
        Name                 held with the Company                        Age
     ---------           ---------------------------                      ---

William R. Howell........Chairman of the Board; Director                   60
James E. Oesterreicher...Vice Chairman of the Board and
                            Chief Executive Officer; Director              54
W. Barger Tygart.........President and Chief Operating Officer;
                            Director                                       60
John T. Cody, Jr.........President of JCPenney Stores                      56
Gary L. Davis............Senior Vice President and Director
                            of Personnel and Administration                53
Gale Duff-Bloom..........President of Marketing and Company
                            Communications                                 56
David V. Evans...........Senior Vice President and Director of
                            Planning and Information Systems               51
John E. Fesperman........Senior Vice President and Director of
                            Support Services and Subsidiary
                            Operations                                     50
Thomas D. Hutchens.......President of Merchandising Worldwide              55
Charles R. Lotter........Executive Vice President, Secretary
                            and General Counsel                            58
William E. McCarthy......President of Catalog and Distribution             54

Donald A. McKay..........Senior Vice President and
                            Chief Financial Officer                       50
Ted L. Spurlock..........Senior Vice President and Director
                            of Financial Services and
                            Government Relations                          57

- -------------

  Mr. Howell was elected Chairman of the Board in 1983. He served as the Company's Chief Executive Officer from 1983 to 1995.

  Mr. Oesterreicher was elected Vice Chairman of the Board and Chief Executive Officer effective January 1, 1995. He served as President of JCPenney Stores and Catalog from 1992 to 1995. He was elected an Executive Vice President in 1988 and served as Director of JCPenney Stores from 1988 to 1992.

  Mr. Tygart was elected President and Chief Operating Officer, and a Director of the Company, effective January 1, 1995. He was elected a Senior Executive Vice President and was named Director of Merchandising, Quality Assurance and Distribution in 1992. In 1993, he was appointed Director of Merchandising and Support Operations, and served in that capacity until 1995. He served as an Executive Vice President and Director of Merchandising from 1987 to 1992.

  Mr. Cody was elected President of JCPenney Stores effective January 1, 1995. He was elected an Executive Vice President in 1992 and served as Director of JCPenney Stores from 1992 to 1995. He served as a Senior Vice President and Director of Real Estate, Construction Services and Specialty Retailing from 1991 to 1992. From 1987 to 1990, he served as President of the Northwestern Region.

  Mr. Davis was elected Senior Vice President and Director of Personnel and Administration effective February 1, 1996. He was elected President of the Northwestern Region in 1992 and served in that capacity until 1996. From 1990 to 1992, he served as Director of Coordination for JCPenney Stores and Catalog.

  Ms. Duff-Bloom was elected President of Marketing and Company Communications effective February 1, 1996. She was elected Senior Executive Vice President and served as Director of Personnel and Company Communications from January 1, 1995 to February 1, 1996. She was elected an Executive Vice President in 1993 and served as Director of Administration from 1993 to 1995. She served as Senior Vice President and Associate Director of Merchandising from 1990 to 1993.

  Mr. Evans was elected a Senior Vice President and was appointed Director of Planning and Information Systems effective January 1, 1995. He was elected a Vice President in 1987 and served as Director of Information Systems from 1987 to 1995.

  Mr. Fesperman was elected Senior Vice President and Director of Support Services and Subsidiary Operations effective January 1, 1996. He was elected a Vice President in 1993 and served as Director of Insurance from 1991 to 1996.

  Mr. Hutchens was elected President of Merchandising Worldwide effective January 1, 1995. He was elected an Executive Vice President in 1992 and served as Director of Merchandising from 1992 to 1995. He served as President of the Men's Division from 1987 to 1992.

  Mr. Lotter was elected an Executive Vice President in 1993. He was elected Senior Vice President, General Counsel and Secretary in 1987.

  Mr. McCarthy was elected President of Catalog and Distribution effective January 1, 1995. He was elected President, Catalog Division in 1992, and served in that capacity until 1995. He was elected President, Northwestern Region in 1991 and served in that capacity until 1992.

  Mr. McKay was elected Senior Vice President and Chief Financial Officer effective February 1, 1996. From 1994 to 1996, he served as the Company's Controller. He was elected Vice President and Treasurer in 1985 and served in that capacity until 1994.

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

- -------------

11.    EXECUTIVE COMPENSATION.*
       ----------------------


12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
       OWNERS AND MANAGEMENT.*
       ---------------------


13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.*
       ----------------------------------------------

- -------------

  * Pursuant to General Instruction G to Form 10-K, the information called for by Items 10, with respect to directors of the Company (to the extent not set forth herein), 11, 12, and 13 is incorporated by reference to the Company's 1996 Proxy Statement, which involves the election of directors, the final copy of which the Company filed with the Securities and Exchange Commission, pursuant to Regulation 14A, on April 8, 1996.

                                    PART IV
                                    -------


14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
       REPORTS ON FORM 8-K.
       -------------------

  (a)(1) All Financial Statements. See Item 8 of this Annual Report on Form 10-K for financial statements incorporated by reference to the Company's 1995 Annual Report to Stockholders.

  (a)(2) Financial Statement Schedules. The following schedule is attached on Page F-1.

  II.  Valuation and Qualifying Accounts and Reserves

  See Independent Auditors' Report of KPMG Peat Marwick LLP, independent certified public accountants, appearing on page 10 of this Annual Report on Form 10-K.

  All other schedules have been omitted as they are inapplicable or not required under the rules, or the information has been submitted in the consolidated financial statements and related material to the Company's 1995 Annual Report to Stockholders incorporated herein by reference and filed hereto as Exhibit 13.

  Separate financial statements are filed for J. C. Penney Funding Corporation, a wholly-owned consolidated subsidiary, in its separate Annual Report on Form 10-K for the 52 weeks ended January 27, 1996, which financial statements, together with the Independent Auditors' Report of KPMG Peat Marwick LLP thereon, are incorporated herein by reference and filed hereto as Exhibit 99(b).

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



                            J. C. PENNEY COMPANY, INC.
                            --------------------------
                                (Registrant)



                            By  /s/ C. R. Lotter
                               ----------------------------------
                                C. R. Lotter
                                Executive Vice President,
                                Secretary and General Counsel



Dated:  April 15, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signatures                    Title                            Date
   ----------                    -----                            ----

W. R. Howell*           Chairman of the Board; Director        April 15, 1996
- ------------
W. R. Howell

J. E. Oesterreicher*    Vice Chairman of the Board and         April 15, 1996
- -------------------       Chief Executive Officer (principal
J. E. Oesterreicher       executive officer); Director

W. B. Tygart*           President and Chief Operating
- ------------              Officer; Director
W. B. Tygart                                                   April 15, 1996

D. A. McKay*            Senior Vice President and              April 15, 1996
- -----------               Chief Financial Officer
D. A. McKay               (principal financial officer)

W. J. Alcorn*           Vice President and Controller          April 15, 1996
- ------------              (principal accounting officer)
W. J. Alcorn

M. A. Burns*            Director                               April 15, 1996
- -----------
M. A. Burns

C. H. Chandler*         Director                               April 15, 1996
- --------------
C. H. Chandler

V. E. Jordan, Jr.*      Director                               April 15, 1996
- -----------------
V. E. Jordan, Jr.

George Nigh*            Director                               April 15, 1996
- -----------
George Nigh

J. C. Pfeiffer*         Director                               April 15, 1996
- --------------
J. C. Pfeiffer

A. W. Richards*         Director                               April 15, 1996
- --------------
A. W. Richards

C. S. Sanford, Jr.*     Director                               April 15, 1996
- ------------------
C. S. Sanford, Jr.

R. G. Turner*           Director                               April 15, 1996
- ------------
R. G. Turner

J. D. Williams*         Director                               April 15, 1996
- --------------
J. D. Williams

*By  /s/ C. R. Lotter
   --------------------------
   C. R. Lotter
   Attorney-in-fact


                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



To the Stockholders and Board of Directors of
J. C. Penney Company, Inc.:


Under date of February 22, 1996, we reported on the consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries as of January 27, 1996, January 28, 1995, and January 29, 1994, and the related consolidated statements of income, reinvested earnings, and cash flows for the years then ended, as contained in the 1995 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Company's Annual Report on Form 10-K for the 1995 fiscal year. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in Item 14(a)(2) of the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                 /s/ KPMG Peat Marwick LLP
                                               ----------------------------
                                                     KPMG PEAT MARWICK LLP

Dallas, Texas
February 22, 1996

                                                                     SCHEDULE II


                          J. C. PENNEY COMPANY, INC.
                               AND SUBSIDIARIES

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Amounts in millions)


- --------------------------------------------------------------------------------
                                      52 Weeks       52 Weeks       52 Weeks
                                       Ended          Ended          Ended
                                     January 27,    January 28,    January 29,
Description                             1996           1995           1994
- --------------------------------------------------------------------------------

Reserve deducted from assets
- ----------------------------

Allowance for doubtful accounts
  Balance at beginning of period....    $  74          $  59          $  69
  Additions charged to costs and
   expenses.........................      219            177             95
  Deductions - write-offs, less
   recoveries.......................     (209)          (162)          (105)
                                        -----          -----          -----

  Balance at end of period..........    $  84          $  74          $  59
                                        =====          =====          =====


Allowance for loan losses -
  JCPenney National Bank
  Balance at beginning of period....    $  44          $  35          $  32
  Additions charged to costs and
   expenses.........................       45             45             38
  Deductions - write-offs, less
   recoveries.......................      (42)           (36)           (35)
                                        -----          -----          -----

  Balance at end of period..........    $  47          $  44          $  35
                                        =====          =====          =====

                                 EXHIBIT INDEX
                                 -------------


               EXHIBIT
               -------


3.  (i)  ARTICLES OF INCORPORATION
         -------------------------

         (a) Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit (c)(1) to Company's Current Report on Form 8-K, Date of Report - May 26, 1994*).

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

     (ii) (a)  Bylaws  Bylaws of Company, as amended to January 11, 1995
               ------
               (incorporated by reference to Exhibit 3(ii)(a) to Company's
               Annual

               Report on Form 10-K for the 52 week period ended January 28, 1995*)

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

         (d) Third Supplemental Indenture, dated as of March 7, 1986, between the Company and Bank of America National Trust and Savings Association, Trustee (incorporated by reference to Exhibit 4(d) to Company's Registration Statement on Form S-3, SEC File
               No. 33-3882).

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

          (c) January 1996 Amendment to J. C. Penney Company, Inc. Supplemental Retirement Program for Management Profit-Sharing Associates, as amended.

          (d) J. C. Penney Company, Inc. Retirement Plan for Non-Associate Directors, as amended through July 8, 1992 (incorporated by reference to Company's Quarterly Report on Form 10-Q for the 13 and 26 week periods ended July 25, 1992*).

          (e) February 1996 Amendment to J. C. Penney Company, Inc. Retirement Plan for Non-Associate Directors, as amended.

          (f) J. C. Penney Company, Inc. Directors' Equity Program Tandem Restricted Stock Award/Stock Option Plan (incorporated by reference to Exhibit 10(k) to Company's Annual Report on Form 10-K for the 52 week period ended January 28, 1989*).

          (g) J. C. Penney Company, Inc. 1984 Equity Compensation Plan, as amended through January 31, 1989 (incorporated by reference to Exhibit 10(l) to Company's Annual Report on Form 10-K for the 52 week period ended January 28, 1989*).

          (h) February 1995 Amendment to J. C. Penney Company, Inc. 1984 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10(ii)(j) to Company's Annual Report on Form 10-K for the 52 week period ended January 28, 1995*).

          (i) J. C. Penney Company, Inc. 1989 Equity Compensation Plan (incorporated by reference to Exhibit A to Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 19, 1989).

          (j) February 1995 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan (incorporated by reference to Exhibit 10(ii)(k) to Company's Annual Report on Form 10-K for the 52 week period ended January 28, 1995*).

          (k) February 1996 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan, as amended.

          (l) J. C. Penney Company, Inc. 1993 Equity Compensation Plan (incorporated by reference to Exhibit A to Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 21, 1993).

          (m) February 1995 Amendment to J. C. Penney Company, Inc. 1993 Equity Compensation Plan (incorporated by reference to Exhibit 10(ii)(l) to Company's Annual Report on Form 10-K for the 52 week period ended January 28, 1995*).

          (n) November 1995 Amendment to J. C. Penney Company, Inc. 1993 Equity Compensation Plan, as amended.

          (o) J. C. Penney Company, Inc. 1993 Non-Associate Directors' Equity Plan (incorporated by reference to Exhibit B to Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 21, 1993).

          (p) February 1995 Amendment to J. C. Penney Company, Inc. 1993 Non-Associate Directors' Equity Plan (incorporated by reference to
               Exhibit 10(ii)(m) to Company's Annual Report on Form 10-K for the 52 week period ended January 28, 1995*).

          (q) J. C. Penney Company, Inc. 1984 Performance Unit Plan (incorporated by reference to Exhibit B to Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 22, 1984).

          (r) J. C. Penney Company, Inc. Deferred Compensation Plan as amended through July 14, 1993 (incorporated by reference to Exhibit 10(a) to Company's Report on Form 10-Q for the 13 and 26 week periods ended July 31, 1993*).

          (s) J. C. Penney Company, Inc. Deferred Compensation Plan for Directors, as amended through July 8, 1992 (incorporated by reference to Exhibit 10(c) to Company's Quarterly Report on Form 10-Q for the 13 and 26 week periods ended July 25, 1992*).

          (t) J. C. Penney Company, Inc. 1995 Deferred Compensation Plan (incorporated by reference to Exhibit 10 to Company's Registration

               Statement on Form S-8, SEC File No. 33-56993).

          (u) November 1995 amendment to J. C. Penney Company, Inc. 1995 Deferred Compensation Plan.

          (v)  Directors' Charitable Award Program (incorporated by reference to
               Exhibit 10(r) to Company's Annual Report on Form 10-K for the 52 week period ended January 27, 1990*).

          (w) Form of Indemnification Trust Agreement between Company and Chemical Bank dated as of July 30, 1986, as amended (incorporated by reference to Exhibit 1 to Exhibit B to Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1987).

          (x) Form of Indemnification Agreement between Company and individual Indemnitees (incorporated by reference to Exhibit B to Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1987).

          (y)  J. C. Penney Company, Inc. Benefit Restoration Plan.

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

    Excerpt from Company's 1995 Annual Report to Stockholders.

21. SUBSIDIARIES OF THE REGISTRANT
    ------------------------------

    List of certain subsidiaries of the Company at January 27, 1996.

23. CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
    ---------------------------------------------------

24. POWER OF ATTORNEY
    -----------------

27. FINANCIAL DATA SCHEDULE
    -----------------------

    Financial Data Schedule for the 52 week period ended January 27, 1996.

99. ADDITIONAL EXHIBITS
    -------------------

    (a)        Item 1 of J. C. Penney Funding Corporation Annual Report on
               Form 10-K for the 52 weeks ended January 27, 1996 (incorporated by reference to J. C. Penney Funding Corporation Annual Report on Form 10-K for the 52 weeks ended January 27, 1996 filed concurrently herewith, SEC File No. 1-4947-1).

    (b)        Excerpt from J. C. Penney Funding Corporation Annual Report.