Form 10-Q
period 1996-04-27
PENNEY J C CO INC
filed 1996-06-06
CIK 77182

                   SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.
                                  20549

                            -----------------

                                FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                            -----------------

For the 13 week period                       Commission file number 1-777
ended April 27, 1996

                           J. C. PENNEY COMPANY, INC.
- -----------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

               Delaware                                     13-5583779
- -----------------------------------------------------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

6501 Legacy Drive, Plano, Texas                              75024 - 3698
- -----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code         (214) 431-1000
                                                           ------------------
                            -----------------

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

224,960,712 shares of Common Stock of $.50 par value, as of April 27, 1996.


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

The following interim financial information is unaudited but, in the opinion of the Company, includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. Certain prior year amounts have been restated to conform with the current year presentation. The financial information should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the 52 weeks ended January 27, 1996.


Statements of Income
(Amounts in millions except per share data)

                                                          13 weeks ended
                                                    -------------------------
                                                      Apr. 27,      Apr. 29,
                                                       1996           1995
                                                    ----------     ----------
Retail sales                                        $  4,452       $  4,367
Revenue of insurance and bank operations                 236            197
                                                    ----------     ----------
Total revenue                                          4,688          4,564
                                                    ----------     ----------
Costs and expenses
  Cost of goods sold, occupancy, buying,
      and warehousing costs                            3,097          2,997
  Selling, general, and administrative
      expenses                                         1,154          1,148
  Costs and expenses of insurance and
      bank operations                                    187            149
  Net interest expense and credit
      operations                                          23             17
                                                    ----------     ----------
Total costs and expenses                               4,461          4,311
                                                    ----------     ----------
Income before income taxes                               227            253

Income taxes                                              85             97
                                                    ----------     ----------
Net income                                          $    142       $    156
                                                    ----------     ----------
                                                    ----------     ----------
Net income per common share
  Primary                                           $    .58       $    .63
                                                    ----------     ----------
                                                    ----------     ----------
  Fully diluted                                     $    .57       $    .61
                                                    ----------     ----------
                                                    ----------     ----------
Weighted average common shares outstanding
  Primary                                              227.2          231.9
                                                    ----------     ----------
                                                    ----------     ----------
  Fully diluted                                        247.2          253.0
                                                    ----------     ----------
                                                    ----------     ----------


Balance Sheets
(Amounts in millions)
                                               Apr. 27,    Apr. 29,    Jan. 27,
                                                 1996        1995        1996
                                               --------    --------    --------
ASSETS

Current assets

   Cash and short term investments
      of $103, $135, and $173                  $   145    $   255     $   173

   Receivables, net                              4,756      4,668       5,207

   Merchandise inventories                       3,992      3,994       3,935

   Prepaid expenses                                 92         81          94
                                               -------    -------     -------
      Total current assets                       8,985      8,998       9,409

Properties, net of accumulated
   depreciation of $2,036, $1,927,
   and $2,127                                    4,245      3,957       4,281

Investments, primarily insurance operations      1,637      1,469       1,651

Deferred insurance policy acquisition costs        603        500         582

Other assets                                     1,312      1,135       1,179
                                               -------    -------     -------
                                               $16,782    $16,059     $17,102
                                               -------    -------     -------
                                               -------    -------     -------


Balance Sheets
(Amounts in millions)
                                               Apr. 27,    Apr. 29,   Jan. 27,
                                                 1996        1995       1996
                                              ---------    --------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses       $ 2,129     $ 2,086    $ 2,404
  Short term debt                               1,385       2,160      1,509
  Deferred taxes                                  107         115        107
                                              ---------   ---------  ---------
    Total current liabilities                   3,621       4,361      4,020

Long term debt                                  4,077       3,167      4,080

Deferred taxes                                  1,236       1,100      1,188

Bank deposits                                     774         709        767

Insurance policy and claims reserves              711         587        691

Other liabilities                                 473         466        472
                                              ---------   ---------  ---------
  Total liabilities                            10,892      10,390     11,218

Stockholders' equity
  Preferred stock, without par value:
    Authorized, 25 million shares -
    issued, 1 million shares of
    Series B ESOP convertible preferred          589          624        603
  Guaranteed LESOP obligation                   (228)        (307)      (228)
  Common stock, par value $.50:
    Authorized, 1,250 million shares -
    issued, 225, 227, and 224 million
    shares                                     1,140        1,112      1,112
                                             ---------   ---------   ---------
  Total capital stock                          1,501        1,429      1,487
                                             ---------   ---------   ---------
  Reinvested earnings at beginning
    of year                                    4,397        4,262      4,262

  Net income                                     142          156        838

  Net unrealized change in debt
    and equity securities and foreign
    currency translation adjustments             (33)          19         72

  Retirement of common stock                      --          (87)      (301)

  Common stock dividends declared               (117)        (110)      (434)

  Preferred stock dividends
    declared, net of taxes                        --           --        (40)
                                            ---------    ---------   ---------
  Reinvested earnings at end of
    period                                     4,389        4,240      4,397
                                            ---------    ---------   ---------
    Total stockholders' equity                 5,890        5,669      5,884
                                            ---------    ---------   ---------
                                             $16,782      $16,059    $17,102
                                            ---------    ---------   ---------
                                            ---------    ---------   ---------


Statements of Cash Flows
(Amounts in millions)
                                                           13 weeks ended
                                                       ----------------------
                                                       Apr. 27,       Apr. 29,
                                                         1996           1995
                                                       --------       --------
Operating activities

Net income                                            $   142       $   156
Depreciation and amortization                              82            80
Deferred taxes                                             48            62
Change in cash from:
  Customer receivables                                    476           533
  Inventories, net of trade payables                      (97)         (123)
  Other assets and liabilities, net                      (307)         (259)
                                                      --------      --------
                                                          344           449
                                                      --------      --------
Investing activities

Capital expenditures                                     (123)         (109)
Purchases of investment securities                       (165)         (191)
Proceeds from sales of investment securities              131           121
Acquisition of Kerr Drug                                   --           (74)
                                                      --------      --------
                                                         (157)         (253)
                                                      --------      --------
Financing activities

Increase/(Decrease) in short term debt                   (124)           68
Payments of long term debt                                 --          (165)
Common stock issued, net                                   28            84
Common stock purchased and retired                         --           (88)
Preferred stock retired                                   (14)           (6)
Dividends paid, preferred and common                     (105)          (95)
                                                      --------      --------
                                                         (215)         (202)
                                                      --------      --------
Net decrease in cash and short term
  investments                                             (28)          (6)

Cash and short term investments at beginning
  of year                                                 173          261
                                                      --------      --------
Cash and short term investments at end of
  first quarter                                       $   145      $   255
                                                      --------      --------
                                                      --------      --------


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition
- -------------------

The Company's financial condition remains strong. Merchandise inventories, on a FIFO basis, were $4,218 million at the end of the first quarter, a slight decrease (0.5 per cent) from the prior year. The current cost of inventories exceeded the LIFO basis amount carried on the balance sheet by approximately $226 million at April 27, 1996 and January 27, 1996, and $247 million at April 29, 1995.

Total debt, both on and off the balance sheet, was $6.5 billion at April 27, 1996, up $222 million compared with April 29, 1995 levels, and slightly below levels at the end of fiscal 1995. Debt levels are up from the prior year principally due to the Company's stock purchase program. As of April 27, 1996, the Company's debt to capital ratio was 52.5 per cent, slightly below last year and the Company's target ratio.

As of May 31, 1996, the Company had purchased approximately 7.5 million shares of its common stock at a cost of $335 million under its 1995 stock
purchase program.   No stock was purchased during the first quarter of
1996.  Since March 1994, the Company has purchased approximately 17.5
million shares at a cost of $810 million.   All shares were retired and
returned to the status of authorized but unissued shares of common stock.

On March 13, 1996, the Board of Directors increased the quarterly dividend to 52 cents per share, or an indicated annual rate of $2.08, an
increase of 8.3 per cent.   The regular quarterly dividend of 52 cents per
share on the Company's outstanding common stock was paid on May 1, 1996, to stockholders of record on April 10, 1996.


Results of Operations
- ---------------------
Ratios useful in analyzing the results of operations are as follows:

                                                      13 weeks ended
                                                    -------------------
                                                    Apr. 27,   Apr. 29,
                                                      1996       1995
                                                    -------------------
Retail sales, per cent increase                       1.9        0.4
JCPenney stores sales, per cent
  increase (decrease)                                 0.6       (0.5)
Gross margin, per cent of retail
  sales
    FIFO                                             30.4       31.4
    LIFO                                             30.4       31.4
Selling, general, and adminis-
  trative expenses, per cent of
  retail sales                                       25.9       26.3
Effective income tax rate                            37.7       38.3


For the 13 weeks ended April 27, 1996, fully diluted net income per share declined 6.6 per cent to 57 cents, compared with 61 cents per share in
the comparable period last year.   Net income totaled $142 million, a 9.2
per cent decline from $156 million in 1995's first quarter.

First quarter total retail sales increased 1.9 per cent to $4,452 million from $4,367 million in last year's comparable period. Sales from
JCPenney stores increased 0.6 per cent, while catalog sales increased  1.3
per cent from the comparable 1995 period.   Sales from the Thrift Drug
operation during the 1996 first quarter increased 12.5 per cent over the
comparable period in 1995.   On a comparable store basis, JCPenney store
sales decreased 0.8 per cent, and Thrift Drug store sales increased 5.3 per cent compared to first quarter 1995.

Gross margin, as a per cent of retail sales, decreased 100 basis points in the first quarter to 30.4 per cent from 31.4 per cent in the comparable 1995 period, as stores and catalog competed in a highly competitive retail environment.

Selling, general, and administrative ("SG&A") expenses continued to be well managed in the first quarter. On a dollar basis, SG&A expenses were only slightly above 1995 levels and were leveraged despite weak sales.
As a per cent of retail sales, SG&A expenses for first quarter 1996 were
25.9 per cent compared with 26.3 per cent in 1995's first quarter.   This
reflects the Company's continuing efforts to reduce costs across all operating and support areas.

Net interest expense and credit operations for the first quarter of 1996 was $23 million compared with $17 million in the comparable period last
year.   Net interest expense was $75 million, down $2 million from last
year's first quarter.   Finance charge revenue of $168 million in the first
quarter was down slightly from 1995 levels, corresponding with total customer receivables, which, at $4.128 billion, were $16 million lower
than last year's level.   Credit operating costs were $116 million in
first quarter 1996 compared with $111 million in first quarter 1995.


The Company's life and health insurance business continued its strong growth in premiums and earnings during the first quarter of 1996. Total revenue for the first quarter was $196 million, an increase of $37
million or 22.8 per cent over the comparable 1995 period.   Pretax income
was $46 million, an increase of $7 million or 17.8 per cent over last year.

The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one third of annual sales. Accordingly, the results of operations for the 13 weeks ended April 27, 1996 are not necessarily indicative of the results for the entire year.


PART II - OTHER INFORMATION


Item 1 - Legal Proceedings.

     The Company has no material legal proceedings pending against it.



Item 6 - Exhibits and Reports on Form 8-K.

    (a)  Exhibits
         --------
         The following documents are filed as exhibits to this report:

           3(i) Restated Certificate of Incorporation of J. C. Penney Company, Inc.

          10(a) April 1996 Amendments to the J. C. Penney Company, Inc. Supplemental Retirement Program for Management
                  Profit-Sharing Associates.

          10(b) April 1996 Amendment to the J. C. Penney Company, Inc. Benefit Restoration Plan.

          11      Computation of net income per common share.

          12(a) Computation of ratios of available income to combined fixed charges and preferred stock dividend requirement.

          12(b)   Computation of ratios of available income to fixed charges.

          27      Financial Data Schedule for the three months ended April
                  27, 1996.

    (b)  Reports on Form 8-K
         -------------------
         None.



                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        J. C. PENNEY COMPANY, INC.




                                        By  /s/ W. J. Alcorn
                                            ---------------------
                                                W. J. Alcorn
                                                Vice President and Controller
                                               (Principal Accounting Officer)



Date:  June 6, 1996
