Form 10-Q
period 1996-07-27
PENNEY J C CO INC
filed 1996-09-06
CIK 77182

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.
                                     20549

                                ---------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                            ---------------------

For the 13 and 26 week periods                  Commission file number 1-777
ended July 27, 1996

                          J. C. PENNEY COMPANY, INC.
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                            13-5583779
- ------------------------------------------------------------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

6501 Legacy Drive, Plano, Texas                               75024 - 3698
- -------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code         (214) 431-1000
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

225,547,040 shares of Common Stock of 50c par value, as of August 14, 1996.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

The following interim financial information is unaudited but, in the opinion of the Company, includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. Certain amounts have been reclassified to conform with the current period presentation. The financial information should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the 52 weeks ended January 27, 1996.


Statements of Income
(Amounts in millions except per share data)

                                                 13 weeks ended        26 weeks ended
                                            ---------------------   --------------------
                                            Jul. 27,     Jul. 29,     Jul. 27,  Jul. 29,
                                              1996         1995         1996      1995
                                            ---------   ---------   ----------  --------

Retail sales                                  $4,507     $4,435     $8,959      $8,802
Revenue of insurance and bank operations         246        208        486         405
                                              ------     ------     ------      ------
Total revenue                                  4,753      4,643      9,445       9,207
                                              ------     ------     ------      ------

Costs and expenses
  Cost of goods sold, occupancy, buying,
    and warehousing costs                      3,195      3,143      6,292       6,140
  Selling, general, and administrative
    expenses                                   1,150      1,107      2,304       2,255
  Costs and expenses of insurance and
    bank operations                              196        159        387         308
  Net interest expense and credit
    operations                                    62         48         85          65
                                              ------     ------     ------      ------
Total costs and expenses                       4,603      4,457      9,068       8,768
                                              ------     ------     ------      ------

Income before income taxes                       150        186        377         439

Income taxes                                      57         70        142         167
                                              ------     ------     ------      ------

Net income                                    $   93     $  116     $  235      $  272
                                              ======     ======     ======      ======

Net income per common share
  Primary                                     $  .37     $  .46     $  .95      $ 1.09
                                              ======     ======     ======      ======

  Fully diluted                               $  .37     $  .46     $  .94      $ 1.07
                                              ======     ======     ======      ======


Weighted average common shares outstanding
 Primary                                       227.8      230.2      227.6       231.2
                                              ======     ======     ======      ======

 Fully diluted                                 247.6      251.4      247.3       252.6
                                              ======     ======     ======      ======

Balance Sheets
(Amounts in millions)

                                                Jul. 27,  Jul. 29,  Jan. 27,
                                                  1996      1995      1996
                                                --------  --------  --------
ASSETS

Current assets

  Cash and short term investments
    of $212, $156, and $173                     $    239   $   260   $   173

   Receivables, net                                4,563     4,426     5,207

   Merchandise inventories                         4,637     4,398     3,935

   Prepaid expenses                                   95        88        94
                                                --------   -------   -------

     Total current assets                          9,534     9,172     9,409

Properties, net of accumulated
     depreciation of $2,127, $2,009,
     and $2,127                                    4,317     3,993     4,281

Investments, primarily insurance operations        1,626     1,548     1,651

Deferred insurance policy acquisition costs          624       539       582

Other assets                                       1,322     1,215     1,179
                                                 -------   -------   -------

                                                 $17,423   $16,467   $17,102
                                                 =======   =======   =======

Balance Sheets
(Amounts in millions)

                                           Jul. 27,   Jul. 29,   Jan. 27,
                                             1996       1995       1996
                                           ---------  ---------  --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses    $   2,271  $   2,038  $  2,404
  Short term debt                              1,948      2,181     1,509
  Deferred taxes                                 106        113       107
                                           ---------  ---------  --------
    Total current liabilities                  4,325      4,332     4,020

Long term debt                                 4,032      3,526     4,080

Deferred taxes                                 1,234      1,129     1,188

Bank deposits                                    748        762       767

Insurance policy and claims reserves             728        605       691

Other liabilities                                471        459       472
                                             -------  ---------  --------
    Total liabilities                         11,538     10,813    11,218

Stockholders' equity
  Preferred stock, without par value:
    Authorized, 25 million shares -
    issued, 1 million shares of
    Series B ESOP convertible preferred          581        616       603
  Guaranteed ESOP obligation                    (186)      (268)     (228)
  Common stock, par value 50c:
    Authorized, 1,250 million shares -
    issued, 225, 226, and 224 million
    shares                                     1,154      1,121     1,112
                                             -------    -------   -------
  Total capital stock                          1,549      1,469     1,487
                                             -------    -------   -------

  Reinvested earnings at beginning
    of year                                    4,397      4,262     4,262

  Net income                                     235        272       838

  Net unrealized change in debt and
    equity securities, and currency
    translation adjustments                      (42)        58        72

  Retirement of common stock                     ---       (169)     (301)

  Common stock dividends declared               (234)      (217)     (434)

  Preferred stock dividends
    declared, net of taxes                       (20)       (21)      (40)
                                             -------    -------   -------

  Reinvested earnings at end of
    period                                     4,336      4,185     4,397
                                             -------    -------   -------

    Total stockholders' equity                 5,885      5,654     5,884
                                             -------    -------   -------

                                             $17,423    $16,467   $17,102
                                             =======    =======   =======

Statements of Cash Flows
(Amounts in millions)

                                                    26  weeks ended
                                                ------------------------
                                                Jul. 27,        Jul. 29,
                                                  1996            1995
                                                --------        --------
Operating activities

Net income                                      $   235         $    272
Depreciation and amortization                       173              163
Deferred taxes                                       46               89
Change in cash from:
    Customer receivables                            693              804
    Inventories, net of trade payables             (565)            (485)
    Other assets and liabilities, net              (357)            (428)
                                                  -----            -----
                                                    225              415
                                                  -----            -----

Investing activities

Capital expenditures                               (295)            (235)
Purchases of investment securities                 (235)            (335)
Proceeds from sales of investment securities        197              236
Acquisition of Kerr Drug                             --              (74)
                                                  -----            -----
                                                   (333)            (408)
                                                  -----            -----

Financing activities

Increase in short term debt                         439               89
Net proceeds from the issuance
  of long term debt                                  --              400
Payments of long term debt                          (42)            (165)
Common stock issued, net                             42               95
Common stock purchased and retired                   --             (189)
Preferred stock retired                             (22)             (14)
Dividends paid, preferred and common               (243)            (224)
                                                  -----            -----
                                                    174               (8)
                                                  -----            -----

Net increase (decrease) in cash and short term
  investments                                        66               (1)

Cash and short term investments at beginning
  of year                                           173              261
                                                  -----            -----

Cash and short term investments at end of
  second quarter                                  $ 239            $ 260
                                                  =====            =====

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition
- -------------------

The Company's financial condition remains strong. Merchandise inventories, on a FIFO basis, were $4,863 million at the end of the second quarter, an increase of
4.7 per cent from the level in the prior year. Merchandise inventories are balanced and reflect new private brands and new looks in national brands. The current cost of inventories exceeded the LIFO basis amount carried on the balance sheet by approximately $226 million at both July 27, 1996 and January 27, 1996, and $247 million at July 29, 1995.

On July 27, 1996, the Company opened seven stores, representing an aggregate of
1.3 million square feet of space, in the Washington, D. C. area. These stores were acquired from Woodward & Lothrop in 1995. In addition, the Company is continuing with its modernization program for existing store facilities. During the course of fiscal 1996, the Company plans to modernize 134 stores, which will add .8 million square feet of selling space to such stores.

Total debt, both on and off the balance sheet, was $6.9 billion at July 27, 1996, up $318 million compared with the July 29, 1995 level. The increase is principally due to capital investment in new and remodeled stores and the Company's stock purchase program. On June 26, 1996, the Company filed a shelf registration statement for the future issuance of up to $1.5 billion of its debt securities. On August 14, 1996, the Company issued $600 million of debt securities, consisting of the following issues: $200 million aggregate principal amount of 7.375 per cent Notes due 2008, $200 million aggregate principal amount of 7.65 per cent Debentures due 2016, and $200 million aggregate principal amount of 6.90 per cent Debentures due 2026 (with an investor option to elect repayment of these Debentures on August 15, 2003). Proceeds from these debt issues will be used for general corporate purposes.

As of July 27, 1996, the Company had purchased approximately 7.5 million shares of its common stock at a cost of $335 million under its 1995 stock purchase program. No shares have been purchased during 1996. Since March 1994, the Company has purchased approximately 17.5 million shares at a cost of $810 million. All shares have been retired and returned to the status of authorized but unissued shares of common stock.

The regular quarterly dividend of 52 cents per share on the Company's outstanding common stock was paid on May 1, 1996, to stockholders of record on April 10, 1996.

On August 5, 1996 the Company entered into a definitive agreement to acquire Fay's Incorporated, a 272-store drug store chain headquartered in Liverpool, New York ("Fay's"). Under the terms of the agreement, each outstanding share of Fay's common stock will be converted into the right to receive a fractional share of the Company's common stock valued at $12.75, subject to a minimum per share exchange of .2253397 of a share of the Company's common stock and a maximum per share exchange of .2754151 of a share of the Company's common stock. The aggregate consideration paid to Fay's stockholders will be approximately $285 million on a tax-free basis. The transaction is subject to the approval of Fay's stockholders and necessary regulatory clearances.

Results of Operations
- ---------------------

Ratios useful in analyzing the results of operations are as follows:

                                     13 weeks ended      26 weeks ended
                                    -----------------   -----------------
                                    Jul. 27, Jul. 29,   Jul. 27, Jul. 29,
                                      1996     1995       1996     1995
                                    -------- --------  --------- --------

Retail sales, per cent increase        1.6     4.6        1.8        2.5
JCPenney stores sales, per cent
  increase                             1.6     3.1        1.1        1.3
Gross margin, per cent of retail
  sales
   FIFO                               29.1    29.1       29.8       30.3
   LIFO                               29.1    29.1       29.8       30.3
Selling, general, and
  administrative expenses, per
  cent of retail sales                25.5    25.0       25.7       25.6
Effective income tax rate             37.5    37.6       37.6       38.0


For the 13 weeks ended July 27, 1996, fully diluted net income per share decreased 19.6 per cent to $0.37, compared with $0.46 per share in the same period last year. Net income totaled $93 million, a 19.8 per cent decline from $116 million in the 1995 second quarter. For the six months ended July 27, 1996, net income totaled $235 million, or $0.94 per share, as compared with $272 million, or $1.07 per share, in the comparable 1995 period.

Second quarter total retail sales increased 1.6 per cent to $4,507 million from $4,435 million in last year's comparable period. Sales from JCPenney stores increased 1.6 per cent, and comparable store sales, those stores open at least a year, increased 0.4 per cent, as compared to the second quarter of 1995.
Catalog sales decreased 4.7 per cent from the comparable 1995 period. Sales from the Company's Thrift Drug subsidiary during the 1996 second quarter increased 13.4 per cent, and comparable store sales increased 7.9 per cent, over 1995's second quarter. For the six months ended July 27, 1996, total retail sales for the Company increased 1.8 per cent to $8,959 million from $8,802 million in the comparable 1995 period.

Gross margin, as a per cent of retail sales, was 29.1 per cent in both the 1996 and 1995 second quarters. For the six months ended July 27, 1996, gross margin, as a per cent of retail sales, declined 50 basis points to 29.8 per cent compared with 30.3 per cent in the comparable 1995 period.

Selling, general, and administrative ("SG&A") expenses increased 3.9 per cent in the second quarter compared to 1995, and were not leveraged as a percent of sales. Increases were primarily related to advertising, which was impacted by higher paper and postage costs for catalog books, selling salaries, and depreciation expense. For the six months ended July 27, 1996, SG&A expenses increased 2.2 per cent, and as a per cent of retail sales, was 25.7 per cent, compared with 25.6 per cent in the comparable 1995 period.

Net interest expense and credit operations for the second quarter was $62 million compared with $48 million in the comparable period last year. Net interest expense was $76 million, down $3 million compared with last year's second quarter as a result of lower interest rates. Finance charge revenue of $149 million in the second quarter of 1996 decreased slightly from 1995 levels. Total customer receivables, at $4.0 billion, were $42 million higher than last year's level. Credit costs were $135 million in second quarter 1996 compared with $120 million in second quarter 1995. The increase was the result of higher bad debt losses and increases in reserves for future write-offs of customer receivables, both of which were caused by increases in delinquencies and personal bankruptcies. For the six months ended July 27, 1996, net interest expense and credit operations was $85 million compared with $65 million in last year's period.

The Company's life and health insurance business continued its strong growth in premiums and earnings in the second quarter and for the six months ended July 27, 1996. Total insurance revenues for the second quarter were $206 million, an increase of $38 million, or nearly 23 per cent, over 1995's comparable period. Pretax income was $49 million, an increase of $8 million, or 21.0 per cent, over last year. For the six months ended July 27, 1996, revenue from the insurance operation increased 24 per cent to $406 million, and pretax income was $95 million compared with $80 million for the same period last year.

The Company's consumer banking operation generated pretax income of $1 million in the second quarter, a decrease of $7 million from 1995's level. The decline is primarily attributable to increased bad debt losses. For the six months ended July 27, 1996, consumer banking generated pretax income of $4 million compared to $17 million in 1995.

The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one third of annual sales. Accordingly, the results of operations for the 13 and 26 weeks ended July 27, 1996 are not necessarily indicative of the results for the entire year.



New Accounting Rule
- -------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in June 1996. The Company has not completed evaluating the provisions of this standard, but it is not expected that it will have a material impact on the Company.

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS.

     The Company has no material legal proceedings pending against it.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders of the Company was held on May 17, 1996, at which the five matters described below were submitted to a vote of stockholders with the voting results as indicated.

(1) Election of directors for a three-year term expiring at the 1999 Annual Meeting of the Company's stockholders:


        NOMINEE                  FOR              AUTHORITY WITHHELD
        -------                  ---              ------------------
     W. R. Howell            213,739,405               5,382,074
     George Nigh             213,487,863               5,633,616
     Ann W. Richards         212,620,415               6,501,064
     Joseph D. Williams      213,700,701               5,420,778

(2) The Board of Directors' proposal concerning the employment of KPMG Peat Marwick LLP as auditors for the fiscal year ending January 25, 1997:

         FOR                      AGAINST                  ABSTAIN
         ---                      -------                  -------
     216,568,857                 1,731,047                 821,575


(3) A stockholder resolution concerning doing business with foreign suppliers (which proposal was supported by the Company's management):

                                                               BROKER
         FOR           AGAINST             ABSTAIN            NON-VOTES
         ---           -------             -------            ---------
     183,376,115      27,304,491          8,440,873             -0-


(4) A stockholder resolution concerning the elimination of the classification of the Board of Directors:

                                                               BROKER
         FOR           AGAINST             ABSTAIN            NON-VOTES
         ---           -------             -------            ---------
      74,109,580     128,148,205          2,789,389          14,074,305


(5) A stockholder resolution concerning the submission to a stockholder vote of the Company's stockholder rights plan:

                                                               BROKER
         FOR           AGAINST             ABSTAIN            NON-VOTES
         ---           -------             -------            ---------
      82,025,047     119,824,157          3,197,970          14,074,305

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

          27    Financial Data Schedule for the six months ended July 27, 1996.

     (b)  Reports on Form 8-K
          -------------------

          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    J. C. PENNEY COMPANY, INC.



                                    By     /s/W. J. Alcorn
                                      -------------------------------
                                              W. J. Alcorn
                                    Vice President and Controller
                                    (Principal Accounting Officer)



Date:  September 6, 1996