Form 10-Q
period 1996-10-26
PENNEY J C CO INC
filed 1996-12-10
CIK 77182

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.
                                     20549

                                ---------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                ---------------

For the 13 and 39 week periods                      Commission file number 1-777
ended October 26, 1996

                          J. C. PENNEY COMPANY, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                        13-5583779
--------------------------------------------------------------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

6501 Legacy Drive, Plano, Texas                              75024 - 3698
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code         (972) 431-1000
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

225,978,531 shares of Common Stock of 50c par value, as of October 26, 1996.

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


Statements of Income
(Amounts in millions except per share data)

                                                13 weeks ended            39 weeks ended
                                            ---------------------     ---------------------
                                            Oct. 26,     Oct. 28,     Oct. 26,     Oct. 28,
                                              1996         1995         1996         1995
                                            --------     --------     --------     --------

Retail sales                                  $5,537       $5,128      $14,496      $13,930
Revenue of insurance and bank operations         251          224          737          629
                                              ------       ------      -------      -------
Total revenue                                  5,788        5,352       15,233       14,559
                                              ------       ------      -------      -------

Costs and expenses
  Cost of goods sold, occupancy, buying,
    and warehousing costs                      3,836        3,536       10,128        9,676
  Selling, general, and administrative
    expenses                                   1,247        1,201        3,551        3,456
  Costs and expenses of insurance and
    bank operations                              202          173          589          481
  Net interest and credit
    operations                                    92           58          177          123
  Business acquisition and consolidation
    expenses                                      34           --           34           --
                                              ------       ------      -------      -------
Total costs and expenses                       5,411        4,968       14,479       13,736
                                              ------       ------      -------      -------

Income before income taxes                       377          384          754          823

Income taxes                                     141          144          283          311
                                              ------       ------      -------      -------

Net income                                    $  236       $  240      $   471      $   512
                                              ======       ======      =======      =======

Net income per common share
  Primary                                     $  .98       $ 1.00      $  1.93      $  2.09
                                              ======       ======      =======      =======

  Fully diluted                               $  .95       $  .95      $  1.89      $  2.02
                                              ======       ======      =======      =======

Weighted average common shares outstanding
 Primary                                       229.2        228.2        228.3        230.3
                                              ======       ======      =======      =======

 Fully diluted                                 248.8        249.0        248.1        250.9
                                              ======       ======      =======      =======

Balance Sheets
(Amounts in millions)

                                               Oct. 26,  Oct. 28,  Jan. 27,
                                                 1996      1995      1996
                                               --------  --------  --------
ASSETS

Current assets

  Cash and short term investments
    of $180, $220, and $173                     $   180   $   321   $   173

   Receivables, net                               4,987     4,737     5,207

   Merchandise inventories                        5,748     5,105     3,935

   Prepaid expenses                                 118        90        94
                                                -------   -------   -------

     Total current assets                        11,033    10,253     9,409

Properties, net of accumulated
     depreciation of $2,320, $2,091,
     and $2,127                                   4,450     4,202     4,281

Investments, primarily insurance operations       1,711     1,596     1,651

Deferred insurance policy acquisition costs         644       559       582

Other assets                                      1,532     1,247     1,179
                                                -------   -------   -------

                                                $19,370   $17,857   $17,102
                                                =======   =======   =======

Balance Sheets
(Amounts in millions)

                                           Oct. 26,   Oct. 28,   Jan. 27,
                                             1996       1995       1996
                                           --------   --------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses     $ 2,968    $ 2,688    $ 2,404
  Short term debt                             2,120      2,398      1,509
  Deferred taxes                                 96        113        107
                                            -------    -------    -------
    Total current liabilities                 5,184      5,199      4,020

Long term debt                                4,663      4,023      4,080

Deferred taxes                                1,259      1,130      1,188

Bank deposits                                   744        759        767

Insurance policy and claims reserves            744        624        691

Other liabilities                               479        458        472
                                            -------    -------    -------
    Total liabilities                        13,073     12,193     11,218

Stockholders' equity
  Preferred stock, without par value:
    Authorized, 25 million shares -
    issued, 1 million shares of
    Series B ESOP convertible preferred         574        610        603
  Guaranteed ESOP obligation                   (186)      (268)      (228)
  Common stock, par value 50c:
    Authorized, 1,250 million shares -
    issued, 226, 224, and 224 million
    shares                                    1,446      1,114      1,112
                                            -------    -------    -------
  Total capital stock                         1,834      1,456      1,487
                                            -------    -------    -------

  Reinvested earnings at beginning
    of year                                   4,397      4,262      4,262

  Net income                                    471        512        838

  Net unrealized change in debt and
    equity securities, and currency
    translation adjustments                     (34)        53         72

  Retirement of common stock                    ---       (273)      (301)

  Common stock dividends declared              (351)      (325)      (434)

  Preferred stock dividends
    declared, net of taxes                      (20)       (21)       (40)
                                            -------    -------    -------

  Reinvested earnings at end of
    period                                    4,463      4,208      4,397
                                            -------    -------    -------

    Total stockholders' equity                6,297      5,664      5,884
                                            -------    -------    -------

                                            $19,370    $17,857    $17,102
                                            =======    =======    =======

Statements of Cash Flows
(Amounts in millions)

                                                    39 weeks ended
                                                  -------------------
                                                  Oct. 26,   Oct. 28,
                                                    1996       1995
                                                  --------   --------
Operating activities

Net income                                         $   471      $ 512
Depreciation and amortization                          363        243
Deferred taxes                                          63         92
Change in cash from:
    Customer receivables                               399        599
    Inventories, net of trade payables              (1,100)      (827)
    Other assets and liabilities, net                 (288)      (264)
                                                   -------      -----
                                                       (92)       355
                                                   -------      -----

Investing activities

Capital expenditures                                  (592)      (528)
Purchases of investment securities                    (353)      (461)
Proceeds from sales of investment securities           247        324
                                                   -------      -----
                                                      (698)      (665)
                                                   -------      -----

Financing activities

Increase in short term debt                            571        306
Net proceeds from the issuance
  of long term debt                                    599        891
Payments of long term debt                             (42)      (204)
Common stock issued, net                                56         32
Common stock purchased and retired                     ---       (301)
Preferred stock retired                                (29)       (21)
Dividends paid, preferred and common                  (358)      (333)
                                                   -------      -----
                                                       797        370
                                                   -------      -----

Net increase (decrease) in cash and short term
  investments                                            7         60

Cash and short term investments at beginning
  of year                                              173        261
                                                   -------      -----

Cash and short term investments at end of
  third quarter                                    $   180      $ 321
                                                   =======      =====

Non-Cash Transactions
---------------------

On October 11, 1996, the Company acquired all of the assets and liabilities of Fay's Incorporated in a transaction valued at approximately $355 million. The transaction was accomplished through an exchange of common stock valued at approximately $278 million and the assumption of approximately $75 million of Fay's debt.

On February 10, 1995 the Company acquired all of the assets and liabilities of Kerr Drug Stores, Inc. The transaction was accomplished through an exchange of common stock valued at approximately $74 million.

Proforma effects of these acquisitions would not differ significantly from historical results.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

On October 11, 1996, the Company acquired, through an exchange of common stock, all of the assets and liabilities of Fay's Incorporated ("Fay's"). Fay's operates approximately 272 retail drug stores located primarily in New York state. To effect the acquisition, which is being accounted for as a purchase business combination, the Company issued approximately 5.2 million shares of common stock valued at $278 million and assumed approximately $75 million of Fay's debt. Fay's assets and liabilities, at their estimated fair value, consisted principally of receivables ($23 million), inventory ($151 million), property, plant and equipment ($31 million), and trade and other payables ($60 million). The excess of the purchase price over the fair value of tangible assets, which will be allocated to various intangible assets, including goodwill, is approximately $208 million. The operating results of Fay's since October 11, 1996 and its financial condition as of the end of the third quarter, which are included in the consolidated financial statements contained herein, did not have a material impact on either the Company's Financial Condition or its Results of Operations.



Financial Condition
-------------------

The Company's financial condition remains strong. Merchandise inventories on a FIFO basis were $5,974 million at October 26, 1996, an increase of 11.6 per cent over the comparable 1995 period. Excluding inventory for the recently acquired Fay's drug stores and new department stores placed in service since October 1995, inventories increased approximately six per cent from October 1995 levels. Inventories are balanced and are well positioned to meet customer demand during the upcoming holiday season. The current cost of inventories exceeded the LIFO basis amount carried on the balance sheet by approximately $226 million at October 26, 1996 and January 27, 1996, and $247 million at October 28, 1995.

Receivables, which consist principally of amounts due from retail customers, totaled $4,987 million at October 26, 1996, net of the allowance for bad debts, an increase of 5.2 per cent over October 28, 1995. The increase is related primarily to higher sales volumes.

Other assets as of October 26, 1996 increased $277 million, or 22.2 per cent compared to October 28, 1995, principally due to the addition of goodwill related to the acquisition of Fay's.

Total debt, both on and off the balance sheet, was $7.7 billion at October 26, 1996, up $489 million from October 28, 1995. The increase is supporting capital investments in new and remodeled stores, inventory and receivables. On August 14, 1996, the Company issued $600 million aggregate principal amount of debt securities, consisting of the following issues: $200 million of 7.375 per cent Notes due 2008, $200 million of 7.65 per cent Debentures due 2016, and $200 million of 6.90 per cent Debentures due 2026 (with an investor option to elect repayment of these Debentures on August 15, 2003). The proceeds from these debt issues were used for general corporate purposes. On December 3, 1996, the Company entered into four syndicated revolving credit facilities totaling $6.0 billion with a group of 46 domestic and international banks. The new facilities are comprised of a $1.5 billion, 364-day revolver, and a $1.5 billion, five year revolver arranged by J. P. Morgan Securities Inc. and a $1.5 billion, 364-day revolver, and a $1.5 billion, five year revolver arranged by Credit Suisse. The J. P. Morgan facilities support the Company's short term borrowing program and will replace the Company's existing credit lines. The Credit Suisse facilities provide short term funding for the Company's acquisition of Eckerd Corporation.

The regular quarterly dividend of 52 cents per share on the Company's outstanding common stock was paid on November 1, 1996, to stockholders of record on October 10, 1996.

On October 11, 1996, the Company entered into a definitive agreement to acquire approximately 200 Rite Aid drug stores located in North and South Carolina.

On November 2, 1996, the Company entered into a definitive agreement to acquire Eckerd Corporation, a 1,724-store drug store chain headquartered in Largo, Florida through a cash and stock transaction. The aggregate transaction value, including the assumption of $760 million of Eckerd debt, is $3.3 billion. The transaction will be effected through a cash tender offer at $35.00 per share for approximately 35.3 million shares, or 50.1 per cent, of Eckerd's outstanding common stock, to be followed by a second-step merger in which Eckerd stockholders will receive 0.6604 of a share of JCPenney stock or, in certain circumstances, $35.00 in cash, for each remaining Eckerd share not purchased in the cash tender offer. In conjunction with the transaction, the Company's board has authorized a stock repurchase program of up to 15 million shares of its common stock. On November 21, 1996, the Company signed a consent decree with the Federal Trade Commission that requires the Company to divest certain Rite Aid drug stores and Kerr Drug stores in North and South Carolina. The cash tender offer was completed on December 6, 1996, and resulted in the Company acquiring approximately 35.3 million shares, or approximately 50.1 per cent of the outstanding Eckerd shares at that date.



Results of Operations
---------------------

Ratios useful in analyzing the results of operations are as follows:


                                      13 weeks ended       39 weeks ended
                                    ------------------   ------------------
                                    Oct. 26,  Oct. 28,   Oct. 26,  Oct. 28,
                                      1996      1995       1996      1995
                                    --------  --------   --------  --------

Retail sales, per cent increase
  (decrease)                           8.0       (.4)       4.1       1.4
JCPenney stores sales, per cent
  increase(decrease)                   8.2      (1.8)       3.7        .1
Gross margin, per cent of retail
  sales
   FIFO                               30.7      31.0       30.1      30.5
   LIFO                               30.7      31.0       30.1      30.5
Selling, general, and adminis-
  trative expenses, per cent of
  retail sales                        22.5      23.4       24.5      24.8
Effective income tax rate             37.4      37.6       37.5      37.8

For the 13 weeks ended October 26, 1996, net income totaled $236 million, or 95 cents per share. Results for the quarter included non-recurring expenses totaling $21 million, net of tax, or 8 cents per share. These expenses are related primarily to the integration of Fay's drug stores and certain department store acquisitions into the operations of the Company. Excluding these non-recurring expenses, income totaled $257 million, a seven per cent increase over the prior year. For the nine months ended October 26, 1996, net income totaled $471 million, or $1.89 per share, as compared with $512 million, or $2.02 per share, for the comparable 1995 period.

Third quarter total retail sales increased 8.0 per cent to $5,537 million from $5,128 million in last year's comparable period. Sales from JCPenney stores increased 8.2 per cent on a total store basis, and 6.2 per cent for comparable stores. Catalog sales decreased 0.8 per cent from the comparable 1995 period. 1996 third quarter sales for drug stores increased 24.6 per cent for the total division, and 5.7 per cent for comparable stores compared to third quarter 1995. Excluding sales from Fay's drug stores, drug store sales for the quarter increased 15.6 per cent. For the nine months ended October 26, 1996, total retail sales increased 4.1 per cent to $14,496 million from $13,930 million in the comparable 1995 period.

Gross margin, as a per cent of retail sales, decreased 30 basis points in the third quarter to 30.7 per cent from 31.0 per cent in the comparable 1995 period, resulting primarily from the Company's aggressive marketing programs. For the nine months ended October 26, 1996, gross margin, as a per cent of retail sales, was 30.1 per cent compared with 30.5 per cent in the comparable 1995 period.

In the third quarter of 1996, selling, general, and administrative ("SG&A") expense dollars increased 3.8 per cent compared to 1995 levels, and as a per cent of retail sales, declined 90 basis points to 22.5 per cent from 23.4 per cent in 1995's third quarter. This reflects the Company's continuing efforts to reduce costs across all operating and support areas. For the nine months ended October 26, 1996, SG&A expenses increased 2.7 per cent compared to 1995 levels, and as a per cent of retail sales, declined 30 basis points to 24.5 per cent compared with 24.8 per cent for the comparable 1995 period.

Net interest expense and credit costs for the third quarter were $92 million compared with $58 million in the comparable period last year. Net interest expense was $93 million, up $9 million compared with last year's third quarter. The increase in net interest expense was due primarily to higher borrowing levels which support increased investment in capital expenditures, and working capital. Finance charge revenue of $148 million in the third quarter increased $3 million from 1995 levels. Total customer receivables, at $4.3 billion, were $141 million higher than last year's level. Credit operating costs were $147 million in third quarter 1996 compared with $119 million in third quarter 1995. The increase is principally related to bad debt losses and increases in reserves to cover future write-offs of customer receivables. Together, bad debt write-offs and increases in reserves accounted for approximately $20 million of the increase, and have been caused by higher levels of delinquencies and consumer bankruptcies. For the nine months ended October 26, 1996, net interest expense and credit operations was $177 million compared with $123 million in last year's period.

The Company's life and health insurance business continued its strong growth in the third quarter of 1996, with both revenues and operating profit increasing
16.2 per cent over the comparable period last year. Total revenue for the third quarter increased $29 million to $212 million, and operating profit increased $7 million to $47 million. For the nine months, total revenue increased 21.3 per cent to $618 million, and operating profit increased 13.7 per cent to $136 million compared to 1995.

The Company's banking operations generated pretax income of $1 million in the third quarter of 1996, a decline of $7 million from third quarter 1995. The decline is principally related to a continuation of increased bad debt losses. For the nine months ended October 26, 1996, banking operations generated pretax income of $5 million compared to $25 million in the comparable 1995 period.

The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one third of annual sales. Accordingly, the results of operations for the 13 and 39 weeks ended October 26, 1996 are not necessarily indicative of the results for the entire year.



New Accounting Rule
-------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in June 1996. The new rules impact the way the Company accounts for sales of receivables. The Company has not completed evaluating the provisions of this standard, but it is not expected that it will have a material impact on the Company.

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

          27      Financial Data Schedule for the nine months ended October 26,
                  1996.
     (b)  Reports on Form 8-K
          -------------------

          On August 21, 1996, the Company filed a Current Report on Form 8-K dated August 14, 1996 with the Securities and Exchange Commission. The items reported on the Form 8-K were: Item 5 - Other Events, and Item 7
          - Financial Statements and Exhibits .

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



Date:  December 9, 1996