Form 10-K405
period 1997-01-25
PENNEY J C CO INC
filed 1997-03-25
CIK 77182

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the 52 weeks ended January 25, 1997 Commission file number 1-777

                          J. C. PENNEY COMPANY, INC.
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   DELAWARE                            13-5583779
          -------------------------            ------------------------
          (State of incorporation)             (I.R.S. Employer ID No.)

       6501 LEGACY DRIVE, PLANO, TEXAS                  75024-3698
   ---------------------------------------              ----------
   (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (972) 431-1000
--------------------------------------------------   --------------

Securities registered pursuant to Section 12(b) of the Act:
----------------------------------------------------------

                                            Name of each exchange on
      Title of each class                       which registered
-------------------------------             ------------------------

Common Stock of 50c par value               New York Stock Exchange
Preferred Stock Purchase Rights             New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None
----------------------------------------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   State the aggregate market value of the voting stock held by non-affiliates of the registrant: $11,910,650,902 as of February 26, 1997.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 224,197,904 shares of Common Stock of 50c par value, as of February 26, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

        Documents from which portions         Parts of the Form 10-K
        are incorporated by reference         into which incorporated
        -----------------------------         -----------------------

1.      J. C. Penney Company, Inc.            Part I, Part II, and
        1996 Annual Report to Stockholders    Part IV

2.      J. C. Penney Company, Inc.            Part III
        1997 Proxy Statement

3.      J. C. Penney Funding Corporation      Part I and Part IV
        Form 10-K for fiscal year 1996

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

  On February 27, 1997, the Company completed its acquisition of Eckerd Corporation ("Eckerd"), an approximately 1,748 store drugstore chain headquartered in Largo, Florida, pursuant to a cash and stock transaction valued at $3.3 billion, including the assumption of $760 million of Eckerd debt. The transaction was effected through a cash tender offer for approximately 50.1 percent of Eckerd's outstanding common stock, followed by a second-step merger, as a result of which Eckerd stockholders received 0.6604 of a share of the Company's common stock for each remaining Eckerd share not purchased in the cash tender offer. The cash tender offer was completed on December 6, 1996 and resulted in the Company acquiring approximately 35.3 million shares, or 50.1 percent, of the outstanding Eckerd common stock at that date. The merger was approved by Eckerd stockholders and completed on February 27, 1997. With the completion of its acquisition of Eckerd, the Company operates a chain of approximately 2,700 drugstores located throughout the northeast, southeast, and Sunbelt regions of the United States.

  The business of marketing merchandise and services is highly competitive. Although the Company is one of the largest department store and drugstore retailers in the United States, it has numerous competitors. Many factors enter into the competition for the consumer's patronage, including price, quality, style, service, product mix, convenience, and credit availability. The Company's annual earnings depend to a significant extent on the results of operations for the last quarter of its fiscal year. Sales for that period average approximately one-third of annual sales.

  Information about certain aspects of the business of the Company included under the captions of "Receivables" (page 24), "Properties" (page 25), "Capital Expenditures" (page 25), "Financial Instruments and Fair Value" (pages 25 and
26), and "Segment Reporting" (page 34), which appear in the section of the Company's 1996 Annual Report to Stockholders entitled "Notes to Consolidated Financial Statements", "Supplemental Information (unaudited)" (pages 36 and 37), "Five Year Financial Summary" (page

38), and "Five Year Operations Summary" (page 39), which appear in the Company's 1996 Annual Report to Stockholders on the pages indicated in the parenthetical references, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 1 of Form 10-K.

  In addition, information about J. C. Penney Funding Corporation, a wholly owned consolidated subsidiary of the Company, which appears in Item 1 of its separate Annual Report on Form 10-K for the fiscal year ended January 25, 1997, is incorporated herein by reference and filed hereto as Exhibit 99(a) in response to Item 1 of Form 10-K.

  SUPPLIERS.  The Company purchases its merchandise from approximately 6,000
  ---------
domestic and foreign suppliers, most of whom have done business with the Company for many years. In addition to its Plano, Texas home office, the Company, through its international purchasing subsidiary and as of January 25, 1997, maintains buying offices in Brazil, Guatemala, Hong Kong, India, Italy, Japan, Korea, Mexico, the Philippines, Singapore, Taiwan and Thailand.

  EMPLOYMENT.  The Company and its consolidated subsidiaries employed
  ----------
approximately 252,000 persons as of January 25, 1997.

  ENVIRONMENT.  While environmental protection requirements did not have a
  -----------
material effect upon the Company's operations during fiscal 1996, it is possible that compliance with such requirements will lengthen lead time in expansion plans and increase construction, and therefore operating costs, due, in part, to the expense and time required to conduct environmental and ecological studies.

2.   PROPERTIES.
     ----------

  At January 25, 1997, the Company operated 3,927 retail stores, comprised of 1,228 JCPenney department stores and 2,699 drugstores, in all 50 states, Puerto Rico, Mexico, and Chile, of which 275 JCPenney department stores and 17 drugstores were owned. In addition, the Company owns nine store locations that are leased to other tenants and not operated as units of the Company. The Company also operated six catalog fulfillment centers, of which four were owned, and owned one store distribution center, the insurance company corporate offices, and the Company's home office facility and approximately 244 acres of property in Plano, Texas, adjacent to the facility. Information relating to certain of the Company's facilities included under the captions of "Five Year Financial Summary" and "Five Year Operations Summary", which appear on pages 38 and 39, respectively, of the Company's 1996 Annual Report to Stockholders, is incorporated herein by reference and filed hereto as Exhibit 13 in response to
Item 2 of Form 10-K.

  Additional information relating to certain aspects of the Company's properties included under the caption "Properties" (page 25), which appears in the section of the Company's 1996 Annual Report to Stockholders entitled "Notes to Consolidated Financial Statements", on the page indicated in the parenthetical reference, is also incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 2 of Form 10-K.

3.   LEGAL PROCEEDINGS.
     -----------------

  The Company has no material legal proceedings pending against it.

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     ---------------------------------------------------

  No matter was submitted to a vote of stockholders during the fourth quarter of fiscal 1996.

                                    PART II
                                    -------

5.   MARKET FOR REGISTRANT'S COMMON EQUITY
     AND RELATED STOCKHOLDER MATTERS.
     -------------------------------------

  The Company's Common Stock is traded principally on the New York Stock Exchange, as well as on other exchanges in the United States. In addition, the Company has issued approximately 1.2 million shares of Series B ESOP Convertible Preferred Stock pursuant to a leveraged employee stock ownership plan. Additional information relating to the Common Stock and Preferred Stock of the Company included under the captions of "Preferred Stock" (pages 27 and 28), "Common Stock" (page 28), "Changes in outstanding common stock" (page 28), and "Quarterly Data (Unaudited)" (page 35), which appear in the Company's 1996 Annual Report to Stockholders on the pages indicated in the parenthetical references, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 5 of Form 10-K.

6.   SELECTED FINANCIAL DATA.
     -----------------------

  Information for the fiscal years 1992-1996 included in the "Five Year Financial Summary" on page 38 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 6 of Form 10-K.

7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     ---------------------------------------------

  The discussion and analysis included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", which appears in the Company's 1996 Annual Report to Stockholders on pages 14 through 17 thereof, is incorporated herein by reference and filed hereto as Exhibit 13 in response to
Item 7 of Form 10-K.


8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     -------------------------------------------

  The Consolidated Balance Sheets of the Company and subsidiaries as of January 25, 1997, January 27, 1996, and January 28, 1995, and the related Consolidated Statements of Income, Reinvested Earnings, and Cash Flows for the years then ended, appearing on pages 19 through 21 of the Company's 1996 Annual Report to Stockholders, together with the Independent Auditors' Report of KPMG Peat Marwick LLP, independent certified public accountants, appearing on page 18 of the Company's 1996 Annual Report to Stockholders, the Notes to Consolidated Financial Statements on pages 22 through 34, and the quarterly financial highlights ("Quarterly Data (unaudited)") appearing on page 35 thereof, are incorporated herein by reference and filed hereto as Exhibit 13 in response to
Item 8 of Form 10-K. The Independent Auditors' Report of KPMG Peat Marwick LLP covering the aforementioned consolidated financial statements of the Company refers to the adoption by the Company (a) in 1994 of the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity
                   -----------------------------------------------------
Securities, and (b) in 1995 of the provisions of the Financial Accounting
----------
Standards Board's Statement of Financial Accounting Standards No. 121,

Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
-------------------------------------------------------------------------------
Be Disposed Of.
--------------

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


                                   PART III*
                                   --------

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.*
     --------------------------------------------------

  The following is a list, as of March 1, 1997, of the names and ages of the executive officers of the Company and of the offices and other positions held by each such person with the Company. The terms of all executive officers will expire on May 16, 1997. There is no family relationship between any of the named persons.


                          OFFICES AND OTHER POSITIONS
     NAME                    HELD WITH THE COMPANY                     AGE
   --------               -----------------------------                ---

James E. Oesterreicher...Chairman of the Board and
                           Chief Executive Officer; Director            55
W. Barger Tygart.........President and Chief Operating Officer;
                           Director                                     61
John T. Cody, Jr.........President of JCPenney Stores                   57
Gary L. Davis............Senior Vice President, Director
                           of Human Resources and
                           Administration                               54
Gale Duff-Bloom..........President of Marketing and Company
                           Communications                               57
David V. Evans...........Senior Vice President, Director of
                           Information Systems                          52
John E. Fesperman........Senior Vice President, Director of
                           Planning, Facilities, and
                           International Development                    51
Thomas D. Hutchens.......President of Merchandising Worldwide           56
Charles R. Lotter........Executive Vice President, Secretary
                           and General Counsel                          59
William E. McCarthy......President of Catalog and Distribution          55
Donald A. McKay..........Senior Vice President and
                           Chief Financial Officer                      51
Francis A. Newman........President and Chief Executive
                           Officer of Eckerd Corporation                48
Ted L. Spurlock..........Senior Vice President and Director
                           of Financial Services and
                           Government Relations                         58

-------------


  Mr. Oesterreicher was elected Chairman of the Board effective January 8, 1997 and has served as Chief Executive Officer since 1995. He served as Vice Chairman of the Board from 1995 to 1997. From 1992 to 1995, he served as President of JCPenney Stores and Catalog. He was elected an Executive Vice President in 1988 and served as Director of JCPenney Stores from 1988 to 1992.

  Mr. Tygart was elected President and Chief Operating Officer, and a director of the Company, effective January 1, 1995. He was elected a Senior Executive Vice President and was named Director of Merchandising, Quality Assurance and Distribution in 1992. In 1993, he was appointed Director of Merchandising and Support Operations, and served in that capacity until 1995. He served as an Executive Vice President and Director of Merchandising from 1987 to 1992. He has also served as a director of Eckerd Corporation since February 1997.

  Mr. Cody was elected President of JCPenney Stores effective January 1, 1995. He was elected an Executive Vice President in 1992 and served as Director of JCPenney Stores from 1992 to 1995. He served as a Senior Vice President and Director of Real Estate, Construction Services and Speciality Retailing from 1991 to 1992.

  Mr. Davis was elected Senior Vice President and Director of Personnel and Administration effective February 1, 1996, and since 1997 has served as Senior Vice President, Director of Human Resources and Administration. He was elected President of the Northwestern Region in 1992 and served in that capacity until 1996. From 1990 to 1992, he served as Director of Coordination for JCPenney Stores and Catalog.

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

  Mr. Evans was elected a Senior Vice President and was appointed Director of Planning and Information Systems effective January 1, 1995, and since 1997 has served as Senior Vice President, Director of Information Systems. He was elected a Vice President in 1987 and served as Director of Information Systems from 1987 to 1995.

  Mr. Fesperman was elected Senior Vice President and Director of Support Services and Subsidiary Operations effective January 1, 1996, and since 1997 has served as Senior Vice President, Director of Planning, Facilities, and International Development. He was elected a Vice President in 1993 and served as Director of Insurance from 1991 to 1996.

  Mr. Hutchens was elected President of Merchandising Worldwide effective January 1, 1995. He was elected an Executive Vice President in 1992 and served as Director of Merchandising from 1992 to 1995. He served as President of the Men's Division from 1987 to 1992.

  Mr. Lotter was elected an Executive Vice President in 1993. He was elected Senior Vice President, General Counsel and Secretary in 1987. He has also served as a director of Eckerd Corporation since December 1996.

  Mr. McCarthy was elected President of Catalog and Distribution effective January 1, 1995. He was elected President, Catalog Division in 1992, and served in that capacity until 1995. He was elected President, Northwestern Region in 1991 and served in that capacity until 1992.

  Mr. McKay was elected Senior Vice President and Chief Financial Officer effective February 1, 1996. From 1994 to 1996, he served as the Company's Controller. He was elected Vice President and Treasurer in 1985 and served in that capacity until 1994. He has also served as a director of Eckerd Corporation since December 1996.

  Mr. Newman has served as Chief Executive Officer of Eckerd Corporation since February 1996. He is also President and a director of Eckerd Corporation, positions he has held since July 1993. Prior to joining Eckerd, Mr. Newman served as President, Chief Executive Officer and a director of F&M Distributors, Inc. ("F&M"), a drugstore chain, since 1986. F&M filed bankruptcy under Chapter 11 of the United States Bankruptcy Code in December 1994. Prior to joining F&M, he was the Executive Vice President of Household Merchandising, Inc., a retail firm, from 1984 to 1986 and the Senior Vice President of Merchandising for F. W. Woolworth, a retail firm, from 1980 to 1984.

  Mr. Spurlock was elected a Senior Vice President and was named Director of Financial Services and Company Communications in 1992. He was appointed Director of Financial Services and Government Relations effective January 1, 1995. He served as Director of Credit and Financial Services from 1989 to 1992.

-------------

11.  EXECUTIVE COMPENSATION.*
     ----------------------


12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
     ----------------------------------------
     OWNERS AND MANAGEMENT.*
     ---------------------


13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.*
     ----------------------------------------------

-------------

  * Pursuant to General Instruction G to Form 10-K, the information called for by Items 10, with respect to directors of the Company (to the extent not set forth herein), 11, 12, and 13 is incorporated by reference to the Company's 1997 Proxy Statement, which involves the election of directors, the final copy of which the Company will file with the Securities and Exchange Commission, pursuant to Regulation 14A, on or prior to May 25, 1997.

                                    PART IV
                                    -------


14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
     REPORTS ON FORM 8-K.
     -------------------

  (a)(1) All Financial Statements. See Item 8 of this Annual Report on Form 10-K for financial statements incorporated by reference to the Company's 1996 Annual Report to Stockholders.

  (a)(2) Financial Statement Schedules. The following schedule is attached on Page F-1.

  II.  Valuation and Qualifying Accounts and Reserves

  See Independent Auditors' Report of KPMG Peat Marwick LLP, independent certified public accountants, appearing on page 11 of this Annual Report on Form 10-K.

  All other schedules have been omitted as they are inapplicable or not required under the rules, or the information has been submitted in the consolidated financial statements and related material to the Company's 1996 Annual Report to Stockholders incorporated herein by reference and filed hereto as Exhibit 13.

  Separate financial statements are filed for J. C. Penney Funding Corporation, a wholly owned consolidated subsidiary, in its separate Annual Report on Form 10-K for the 52 weeks ended January 25, 1997, which financial statements, together with the Independent Auditors' Report of KPMG Peat Marwick LLP thereon, are incorporated herein by reference and filed hereto as Exhibit 99(b).

  (a)(3) Exhibits.  See separate Exhibit Index on pages G-1  through G-10.

  (b) Current Reports on Form 8-K. During the last quarter of the period covered by this Annual Report on Form 10-K the Company filed its Current Report on Form 8-K dated November 3, 1996.

  (c) Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form is filed as part of the separate
Exhibit Index on pages G-1 through G-10 and specifically identified as such beginning on page G-6.

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



                            J. C. PENNEY COMPANY, INC.
                            --------------------------
                                  (Registrant)



                            By /s/ C. R. Lotter
                              -------------------------------
                                C. R. Lotter
                                Executive Vice President,
                                Secretary and General Counsel



Dated: March 25, 1997

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 SIGNATURES                 TITLE                                DATE
 ----------                 -----                                ----


J. E. Oesterreicher*  Chairman of the Board and               March 25, 1997
-------------------     Chief Executive Officer (principal
J. E. Oesterreicher     executive officer); Director


W. B. Tygart*          President and Chief Operating          March 25, 1997
---------------------    Officer; Director
W. B. Tygart


D. A. McKay*           Senior Vice President and              March 25, 1997
---------------------    Chief Financial Officer
D. A. McKay              (principal financial officer)


W. J. Alcorn*          Vice President and Controller          March 25, 1997
---------------------    (principal accounting officer)
W. J. Alcorn

M. A. Burns*           Director                               March 25, 1997
---------------------
M. A. Burns

C. H. Chandler*        Director                               March 25, 1997
---------------------
C. H. Chandler

V. E. Jordan, Jr.*     Director                               March 25, 1997
---------------------
V. E. Jordan, Jr.

George Nigh*           Director                               March 25, 1997
---------------------
George Nigh

J. C. Pfeiffer*        Director                               March 25, 1997
---------------------
J. C. Pfeiffer

A. W. Richards*        Director                               March 25, 1997
---------------------
A. W. Richards

C. S. Sanford, Jr.*    Director                               March 25, 1997
---------------------
C. S. Sanford, Jr.

R. G. Turner*          Director                               March 25, 1997
---------------------
R. G. Turner

J. D. Williams*        Director                               March 25, 1997
---------------------
J. D. Williams


*By /s/ C. R. Lotter
    -------------------------
    C. R. Lotter
    Attorney-in-fact

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



The Board of Directors of
J. C. Penney Company, Inc.:


Under date of February 27, 1997, we reported on the consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries as of January 25, 1997, January 27, 1996, and January 28, 1995, and the related consolidated statements of income, reinvested earnings, and cash flows for the years then ended, as contained in the 1996 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Company's Annual Report on Form 10-K for the 1996 fiscal year. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in Item 14(a)(2) of the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                            /s/ KPMG Peat Marwick LLP



Dallas, Texas
February 27, 1997

                                                                     SCHEDULE II
                           J. C. PENNEY COMPANY, INC.
                                AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                              (Amounts in millions)

---------------------------------------------------------------------------------------------

                                                               52 Weeks Ended
                                                      ---------------------------------------
                                                      January 25,   January 27,   January 28,
Description                                             1997           1996          1995
---------------------------------------------------------------------------------------------

Reserves deducted from assets
-----------------------------

Allowance for doubtful accounts
            Balance at beginning of period            $  84         $  74          $  59
            Additions charged to costs and
                        expenses                        267           219            177
            Deductions of write-offs, less
                        recoveries                     (246)         (209)          (162)
                                                      -----         -----          -----

Balance at end of period                              $ 105         $  84          $  74
                                                      =====         =====          =====
Allowance for loan losses -
            JCPenney National Bank
            Balance at beginning of period            $  47         $  44          $  35
            Additions charged to costs and
                        expenses                         83            45             45
            Deductions of write-offs, less
                        recoveries                      (79)          (42)           (36)
                                                      -----         -----          -----

Balance at end of period                              $  51         $  47          $  44
                                                      =====         =====          =====


                                 EXHIBIT INDEX
                                 -------------


               EXHIBIT
               -------

2.  PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION
    ---------------------------------------------------------------------------

        (a) Amended and Restated Agreement and Plan of Merger, dated as of November 2, 1996, among J.C. Penney Company, Inc., Omega Acquisition Corporation, and Eckerd Corporation (incorporated by reference to Exhibit 2.1 to Company's Registration Statement on Form S-4, SEC File No. 333-20271).

        (b) Amendment dated February 25, 1997 to Amended and Restated Agreement and Plan of Merger, dated as of November 2, 1996, among J.C. Penney Company, Inc., Omega Acquisition Corporation, and Eckerd Corporation.

3.  (I)     ARTICLES OF INCORPORATION Restated Certificate of Incorporation of
            -------------------------
            the Company (incorporated by reference to Exhibit (3)(i) to Company's Quarterly Report on Form 10-Q for the thirteen week period ended April 27, 1996*).


    (II)    BYLAWS  Bylaws of Company, as amended to January 11, 1995
            ------
            (incorporated by reference to Exhibit 3(ii)(a) to Company's Annual Report on Form 10-K for the 52 week period ended January 28, 1995*)

4.  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
    -------------------------------------------------------------------------

        (a) Indenture, dated as of October 1, 1982, between the Company and First Trust of California, National Association (as Successor Trustee to Bank of America National Trust and Savings Association) (incorporated by reference to Exhibit 4(a) to Company's Annual Report on Form 10-K for the 52 week period ended January 29, 1994*).

        (b) First Supplemental Indenture, dated as of March 15, 1983, between the Company and First Trust of California, National Association (as Successor Trustee to Bank of America National Trust and Savings Association)(incorporated by reference to Exhibit 4(b) to Company's Annual Report on Form 10-K for the 52 week period ended January 29, 1994*).

        (c) Second Supplemental Indenture, dated as of May 1, 1984, between the Company and First Trust of California, National Association (as Successor Trustee to Bank of America National Trust and Savings Association)(incorporated by reference to Exhibit 4(c) to Company's Annual Report on Form 10-K for the 52 week period ended January 29, 1994*).

        (d) Third Supplemental Indenture, dated as of March 7, 1986, between the Company and First Trust of California, National Association (as

            Successor Trustee to Bank of America National Trust and Savings Association (incorporated by reference to Exhibit 4(d) to Company's Registration Statement on Form S-3, SEC File No.33-3882).

        (e) Fourth Supplemental Indenture, dated as of June 7, 1991, between the Company and First Trust of California, National Association (as Successor Trustee to Bank of America National Trust and Savings Association)(incorporated by reference to Exhibit 4(e) to Registrant's Registration Statement on Form S-3, SEC File No. 33-41186).

        (f) Indenture, dated as of April 1, 1994, between the Company and First Trust of California, National Association (as Successor Trustee to Bank of America National Trust and Savings Association) (incorporated by reference to Exhibit 4(a) to Company's Registration Statement on Form S-3, SEC File No. 33-53275).

        (g) Rights Agreement dated as of February 14, 1990 between Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 1 to Company's Current Report on Form 8-K, Date of Report - February 6, 1990*).

        (h) Amendment to Rights Agreement, dated as of February 14, 1990, between Company and First Chicago Trust Company of New York, as Rights Agent, effective as of January 13, 1992, among Company, First Chicago Trust Company of New York, and Manufacturers Hanover Trust Company of New York (now ChaseMellon Shareholder Services, L.L.C.), as successor Rights Agent (incorporated by reference to Exhibit 4(b) to Company's Annual Report on Form 10-K for the 52 week period ended January 25, 1992*).

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

        (k) Amended and Restated 364-Day Revolving Credit Agreement dated as of December 3, 1996, among J.C. Penney Company, Inc., J.C. Penney Funding Corporation, the Lenders party thereto, Morgan Guaranty Trust Company of New York, as Agent for the Lenders, and Bank of America Illinois, Bankers Trust Company, The Chase Manhattan Bank, Citibank, N.A., Credit Suisse, and NationsBank of Texas, N.A., as Co-Agents for the Lenders (incorporated by reference to Exhibit 4(d) to J.C. Penney Funding Corporation's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997, SEC File No. 1-4947-1).

        (l) Amended and Restated Five-Year Revolving Credit Agreement dated as of December 3, 1996, among J.C. Penney Company, Inc., J.C. Penney Funding Corporation, the Lenders party thereto, Morgan Guaranty Trust Company of New York, as Agent for the Lenders, and Bank of America Illinois, Bankers Trust Company, The Chase Manhattan Bank, Citibank, N.A., Credit Suisse, and NationsBank of Texas, N.A., as Co-Agents for the Lenders (incorporated by reference to Exhibit 4(e) to J.C. Penney Funding Corporation's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997, SEC File No. 1-4947-1).

        (m) 364-Day Revolving Credit Agreement dated as of December 3,1996, among J.C. Penney Company, Inc., J.C. Penney Funding Corporation, the Lenders party thereto, Bank of America Illinois, Bankers Trust Company, The Chase Manhattan Bank, Citibank, N.A., Morgan Guaranty Trust Company of New York, and NationsBank of Texas, N.A., as Co-Agents for the Lenders, and Credit Suisse, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 4(f) to J.C. Penney Funding Corporation's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997, SEC File No. 1-4947-1).

        (n) Five-Year Revolving Credit Agreement dated as of December 3, 1996, among J.C. Penney Company, Inc., J.C. Penney Funding Corporation, the Lenders party thereto, Bank of America Illinois, Bankers Trust Company, The Chase Manhattan Bank, Citibank, N.A., Morgan Guaranty Trust Company of New York, and NationsBank of Texas, N.A., as Co-Agents for the Lenders and Credit Suisse, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 4(g) to J.C. Penney Funding Corporation's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997, SEC File No. 1-4947-1).

        (o) Guaranty dated as of February 17, 1997, executed by J.C. Penney Company, Inc. (incorporated by reference to Exhibit 4(c) to J.C. Penney Funding Corporation's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997, SEC File No. 1-4947-1).

        (p) Guaranty dated as of December 3, 1996, executed by J.C. Penney Company, Inc. with respect to the Amended and Restated 364-Day and Five-Year Revolving Credit Agreements, each dated as of December 3, 1996 (incorporated by reference to Exhibit 4(m) to J.C. Penney Funding Corporation's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997, SEC File No. 1-4947-1).

        (q) Guaranty dated as of December 3, 1996, executed by J.C. Penney Company, Inc. with respect to the 364-Day and Five-Year Revolving Credit Agreements, each dated as of December 3, 1996 (incorporated by reference to Exhibit 4(n) to J.C. Penney Funding Corporation's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997, SEC File No. 1-4947-1).

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

        (e) Amendment No. 2 to Loan Agreement dated as of January 28, 1986 between Company and J. C. Penney Funding Corporation.

        (f) Personal Services Agreement dated as of February 12, 1997 between Company and W. R. Howell.

    (II) COMPENSATORY PLANS OR ARRANGEMENTS REQUIRED TO BE FILED AS EXHIBITS TO
         ----------------------------------------------------------------------
         THIS REPORT PURSUANT TO ITEM 14 (c) OF THIS REPORT.
         --------------------------------------------------

        (a) J. C. Penney Company, Inc. 1989 Management Incentive Compensation Program as amended through March 27, 1990 (incorporated by reference to Exhibit 10(e) to Company's Annual Report on Form 10-K for the 52 week period ended January 27, 1990*).

        (b) September 1995 Amendment to J.C. Penney Company, Inc. 1989 Management Incentive Compensation Program, as amended.

        (c) Supplemental Retirement Program for Management Profit-Sharing Associates of J. C. Penney Company, Inc., as amended through April 1, 1996.

        (d) J. C. Penney Company, Inc. Retirement Plan for Non-Associate Directors, as amended through July 8, 1992 (incorporated by reference to Company's Quarterly Report on Form 10-Q for the 13 and 26 week periods ended July 25, 1992*).

        (e) February 1996 Amendment to J. C. Penney Company, Inc. Retirement Plan for Non-Associate Directors, as amended (incorporated by reference to Exhibit 10(ii)(e) to Company's Annual Report on Form

            10-K for the 52 week period ended January 27, 1996*).

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

        (k) February 1996 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10(ii)(k) to Company's Annual Report on Form 10-K for the 52 week period ended January 27, 1996*).

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

        (m) February 1995 Amendment to J. C. Penney Company, Inc. 1993 Equity Compensation Plan (incorporated by reference to Exhibit

            10(ii)(l) to Company's Annual Report on Form 10-K for the 52 week period ended January 28, 1995*).

        (n) November 1995 Amendment to J. C. Penney Company, Inc. 1993 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10(ii)(n) to Company's Annual Report on Form 10-K for the 52 week period ended January 27, 1996*).

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

        (u) November 1995 amendment to J. C. Penney Company, Inc. 1995 Deferred Compensation Plan (incorporated by reference to Exhibit

            10(ii)(u) to Company's Annual Report on Form 10-K for the 52 week period ended January 27, 1996*).

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

        (y) J. C. Penney Company, Inc. Benefit Restoration Plan (incorporated by reference to Exhibit 10(ii)(y) to Company's Annual Report on Form 10-K for the 52 week period ended January 27, 1996*).

        (z) February 1996 Amendment to J.C. Penney Company, Inc. Benefit Restoration Plan.

            (aa) Supplemental Term Life Insurance Plan for Management
                 Profit-Sharing Associates of J.C. Penney Company, Inc.

            (ab) January 1995 Amendment to Supplemental Term Life Insurance Plan
                 for Management Profit-Sharing Associates of J.C. Penney Company, Inc.

            (ac) Employment Agreement dated as of February 4, 1996 between
                 Eckerd Corporation and Francis A. Newman (incorporated by reference to Exhibit 10.26 to Eckerd Corporation's Annual Report on Form 10-K for the fiscal year ended February 3, 1996, SEC File No. 1-4844).

            (ad) Amendment No. 1, dated as of November 2, 1996, to the
                 Employment Agreement dated as of February 4, 1996, by and between Eckerd Corpoation and Francis A. Newman (incorporated by reference to Exhibit (c)(3) to Company's Schedule 14D-1 dated November 2, 1996*).


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

     Excerpt from Company's 1996 Annual Report to Stockholders.

21.  SUBSIDIARIES OF THE REGISTRANT
     ------------------------------

     List of certain subsidiaries of the Company at March 1, 1997.

23.  CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
     ---------------------------------------------------

24.  POWER OF ATTORNEY
     -----------------

27.  FINANCIAL DATA SCHEDULE
     -----------------------

     Financial Data Schedule for the 52 week period ended January 25, 1997.

99.  ADDITIONAL EXHIBITS
     -------------------

     (a) Item 1 of J. C. Penney Funding Corporation Annual Report on Form 10-K for the 52 weeks ended January 25, 1997 (incorporated by reference to J. C. Penney Funding Corporation Annual Report on Form 10-K for the 52 weeks ended January 25, 1997 filed concurrently herewith, SEC File No. 1-4947-1).

     (b)    Excerpt from J. C. Penney Funding Corporation Annual Report.

     (C)    Eckerd Corporation Selected Historical Consolidated Financial
            Information