Form 10-Q
period 1997-04-26
PENNEY J C CO INC
filed 1997-06-10
CIK 77182

                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.
                                     20549

                                ---------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                ---------------

For the 13 week period                              Commission file number 1-777
ended April 26, 1997

                          J. C. PENNEY COMPANY, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                          13-5583779
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


   6501 Legacy Drive, Plano, Texas                          75024 - 3698
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code         (972) 431-1000
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

247,908,369 shares of Common Stock of 50 cent par value, as of May 16, 1997.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS.

The following interim financial information is unaudited but, in the opinion of the Company, includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. Certain prior year amounts have been restated to conform with the current year presentation. The financial information should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997.


Statements of Income
(Amounts in millions except per share data)

                                                     13 weeks ended
                                               ---------------------------
                                                Apr. 26,         Apr. 27,
                                                  1997             1996
                                               ----------       ----------
Retail sales                                      $6,481           $4,452
Insurance revenue                                    224              192
                                                  ------           ------
Total revenue                                      6,705            4,644
                                                  ------           ------

Costs and expenses
  Cost of goods sold, occupancy, buying,
    and warehousing costs                          4,677            3,112
  Selling, general, and administrative
    expenses                                       1,514            1,154
  Costs and expenses of insurance operations         172              150
  Other                                              (10)             (22)
  Net interest expense and credit
    operations                                        81               23
  Amortization of intangible assets
    and minority interest                             41               --
  Business acquisition and consolidation
    expenses, net                                      2               --
                                                  ------           ------
Total costs and expenses                           6,477            4,417
                                                  ------           ------

Income before income taxes                           228              227

Income taxes                                          89               85
                                                  ------           ------

Net income                                        $  139           $  142
                                                  ======           ======

Net income per common share
  Primary                                         $  .53           $  .58
                                                  ======           ======

  Fully diluted                                   $  .53           $  .57
                                                  ======           ======

Weighted average common shares outstanding
 Primary                                           242.4            227.2
                                                  ======           ======

 Fully diluted                                     261.2            247.2
                                                  ======           ======

Balance Sheets
(Amounts in millions)

                                               Apr. 26,  Apr. 27,  Jan. 25,
                                                 1997      1996      1997
                                               -------   -------   --------
ASSETS

Current assets

  Cash and short term investments
    of $2,468, $103, and $131                   $ 2,553   $   145   $   131

   Receivables, net                               4,481     4,756     5,757

   Merchandise inventories                        5,830     3,992     5,722

   Prepaid expenses                                  62        92       102
                                                -------   -------   -------

     Total current assets                        12,926     8,985    11,712

Properties, net of accumulated
     depreciation of $2,970, $2,036,
     and $2,701                                   5,024     4,245     5,014

Investments, primarily insurance operations       1,593     1,637     1,605

Deferred insurance policy acquisition costs         682       603       666

Goodwill and other intangible assets              2,972        --     1,861

Other assets                                      1,339     1,312     1,230
                                                -------   -------   -------

                                                $24,536   $16,782   $22,088
                                                =======   =======   =======

Balance Sheets
(Amounts in millions)
                                           Apr. 26,   Apr. 27,   Jan. 25,
                                             1997       1996       1997
                                           ---------  ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses     $ 3,210    $ 2,129    $ 3,738
  Short term debt                             2,597      1,385      3,950
  Current maturities of long term debt          250         --        250
  Deferred taxes                                 78        107         28
                                            -------    -------    -------
    Total current liabilities                 6,135      3,621      7,966

Long term debt                                7,538      4,077      4,565

Deferred taxes                                1,464      1,236      1,362

Insurance policy and claims reserves            799        711        781

Other liabilities                             1,424      1,247      1,383
                                            -------    -------    -------
    Total liabilities                        17,360     10,892     16,057

Minority interest in Eckerd                      --         --         79

Stockholders' equity
  Preferred stock, without par value:
    Authorized, 25 million shares -
    issued, 1 million shares of
    Series B ESOP convertible preferred         558        589        568
  Guaranteed LESOP obligation                  (142)      (228)      (142)
  Common stock, par value 50c:
    Authorized, 1,250 million shares -
    issued, 248, 225, and 224 million
    shares                                    2,667      1,140      1,416
                                            -------    -------    -------
  Total capital stock                         3,083      1,501      1,842
                                            -------    -------    -------

  Reinvested earnings at beginning
    of year                                   4,110      4,397      4,397

  Net income                                    139        142        565

  Net unrealized change in debt
    and equity securities and foreign
    currency translation adjustments            (24)       (33)       (21)

  Retirement of common stock                     --         --       (320)

  Common stock dividends declared              (132)      (117)      (471)

  Preferred stock dividends
    declared, net of taxes                       --         --        (40)
                                            -------    -------    -------

  Reinvested earnings at end of
    period                                    4,093      4,389      4,110
                                            -------    -------    -------

    Total stockholders' equity                7,176      5,890      5,952
                                            -------    -------    -------

                                            $24,536    $16,782    $22,088
                                            =======    =======    =======

Statements of Cash Flows
(Amounts in millions)

                                                         13 weeks ended
                                                    -------------------------
                                                    Apr. 26,         Apr. 27,
                                                      1997             1996
                                                    -------          --------

Operating activities

Net income                                           $   139            $ 142
Depreciation and amortization, including
    intangibles                                          149               82
Deferred taxes                                           128               48
Change in cash from:
    Customer receivables                                 516              476
    Inventories, net of trade payables                  (143)             (97)
    Other assets and liabilities, net                   (358)            (307)
                                                     -------            -----
                                                         431              344
                                                     -------            -----
Investing activities

Capital expenditures                                    (195)            (123)
Proceeds from the sale of bank receivables               684               --
Purchases of investment securities                      (140)            (165)
Proceeds from sales of investment securities             114              131
                                                     -------            -----
                                                         463             (157)
                                                     -------            -----

Financing activities

Decrease in short term debt                           (1,353)            (124)
Net proceeds from the issuance of long term debt       2,988               --
Common stock issued, net                                  21               28
Preferred stock retired                                  (10)             (14)
Dividends paid, preferred and common                    (118)            (105)
                                                     -------            -----
                                                       1,528             (215)
                                                     -------            -----

Net increase/(decrease) in cash and short term
  investments                                          2,422              (28)

Cash and short term investments at beginning
  of year                                                131              173
                                                     -------            -----

Cash and short term investments at end of
  first quarter                                      $ 2,553            $ 145
                                                     =======            =====

Non-cash transaction
--------------------

On February 27, 1997, the Company completed the second step of the acquisition of Eckerd Corporation through the exchange of 23.2 million shares of JCPenney common stock for the remaining 49.9 per cent of the outstanding common stock of Eckerd. The value of the non-cash portion of the acquisition was approximately $1.3 billion.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition
-------------------

The Company completed the acquisition of Eckerd Corporation (Eckerd) on February 27, 1997. The acquisition was accomplished through a two step transaction consisting of a cash tender offer for 50.1 per cent of the outstanding Eckerd common stock (completed in December 1996), followed by the exchange of approximately 23.2 million shares of JCPenney common stock for the remaining 49.9 per cent of Eckerd common stock in February 1997. The total value of the acquisition, including Eckerd debt assumed by the Company, was approximately $3.3 billion.

The pro forma effects of the Company's drugstore acquisitions, including Fay's Incorporated which was acquired in October, 1996, would have been as follows:


                                        Historical      Pro Forma
                                        ----------      ---------
     ($ in millions)
     Retail sales                         $4,452          $6,055
     Net income                           $  142          $  139
     Earnings per share (fully diluted)   $ 0.57          $ 0.52

During the first quarter of 1997, the Company completed the sale of the credit card portfolio of JCPenney National Bank. In addition, the Company has announced the pending sale of the remaining assets of the bank in a transaction that is expected to close by the end of the year.

Merchandise inventories on a FIFO basis totaled $6,042 million at the end of the first quarter compared with $4,218 million at the end of last year's first quarter, with the majority of the increase related to the Company's recent drugstore acquisitions. Inventories for JCPenney stores and catalog totaled $4,309 million as compared with $3,817 million last year, a 12.9 per cent increase. Stores and catalog inventory levels were above plan at the end of the quarter and the Company believes it has taken the necessary steps to bring inventories in line with expected sales levels over the next several months. Eckerd drugstore inventories totaled $1,733 million compared with $401 million last year. The current cost of inventories exceeded the LIFO basis amount carried on the balance sheet by approximately $212 million at April 26, 1997, $265 million at January 25, 1997, and $226 million at April 27, 1996.

Properties, net of accumulated depreciation, totaled $5,024 million at April 26, 1997 compared with $4,245 million at the end of last year's first quarter. The increase from last year is principally related to the opening of 35 new and relocated JCPenney stores since April 1996, as well as the drugstore acquisitions. During the first quarter of 1997, Eckerd opened 110 new, relocated, and acquired drugstores. In addition, Eckerd announced on May 30, 1997 that it had entered into a definitive agreement to acquire 114 Revco drugstores in the Norfolk and Richmond, Virginia markets from CVS Corporation. The transaction is expected to be completed by the end of July 1997.

Goodwill and other intangible assets, net, recorded as of April 26, 1997 was $2,972 million and reflected the Company's drugstore acquisitions.

During the first quarter of 1997, the Company issued $3.0 billion of debt, which lowered the average interest rate and extended the average maturity for its aggregate outstanding long term debt. The proceeds from these borrowings were used principally to fund the Eckerd acquisition. In addition, during the first quarter of 1997, the Company retired its two revolving "Acquisition" credit facilities, leaving its customary $3.0 billion in revolving credit facilities, which are used to support its short term borrowing requirements, at the end of the first quarter. Total debt, both on and off-balance-sheet, was $10.8 billion at April 26, 1997, up $4.2 billion compared with April 27, 1996 levels. It is expected that the Company's debt to capital ratio will approximate 60.0 per cent for the year.

Cash and short term investments increased substantially in the first quarter of 1997 compared with last year's first quarter and year end 1996 as a result of the temporary investment of funds generated from the debt issues described above and the sale of bank receivables.

On March 12, 1997, the Board of Directors increased the quarterly dividend to
53.5 cents per share, or an indicated annual rate of $2.14. The regular quarterly dividend of 53.5 cents per share on the Company's outstanding common stock was paid on May 1, 1997, to stockholders of record on April 10, 1997.

Results of Operations
---------------------

Ratios useful in analyzing the results of operations are as follows:

                                               13 weeks ended
                                          ------------------------
                                          Apr. 26,        Apr. 27,
                                            1997            1996
                                          --------        --------
Sales and revenue, per cent increase
  JCPenney stores                           5.8              0.6
  Eckerd drugstores                        11.2 (1)         12.5
  Catalog                                   0.8              1.3
  Insurance                                16.7             23.2
Comparable store sales, per cent
  increase/(decrease)
   JCPenney stores                          4.5             (0.8)
   Eckerd drugstores                        7.7              5.3
FIFO gross margin, per cent
  of sales
   JCPenney stores and catalog             31.0             31.2
   Eckerd drugstores                       22.2             22.2  (1)
Selling, general, and adminis-
  trative expenses, per cent
  of sales
   JCPenney stores and catalog             27.1             26.9
   Eckerd drugstores                       16.7             17.5  (1)
Operating profit, per cent of
  revenue (2)
   JCPenney stores and catalog              3.9              4.3
   Eckerd drugstores                        5.5              4.7  (1)
   Insurance                               23.2             21.9
Effective income tax rate                  39.1             37.7

 (1) The percentage shown has been calculated using 1996 pro forma data, assuming the Company's drugstore acquisitions had occurred at the beginning of 1996.

 (2) Operating profit by segment excludes interest, amortization, business acquisition expenses, and taxes.

Operating profit, excluding interest, amortization, business acquisition expenses, and taxes (EBIT) for the quarter totaled $352 million, an increase of 40 per cent from last year's first quarter. Income before income taxes for the 13 weeks ended April 26, 1997 was $228 million, up slightly from the first quarter of 1996. Net income totaled $139 million, or 53 cents per share, as compared with $142 million, or 57 cents per share in last year's first quarter.


JCPenney Stores and Catalog

Sales of JCPenney stores for the first quarter were $3,332 million, an increase of 5.8 per cent (4.5 per cent on a comparable store basis) compared with first quarter 1996. Catalog sales, which totaled $810 million, increased 0.8 per cent during the period. FIFO gross margin dollars for stores and catalog increased $50 million to $1,284 million in the first quarter compared to last year, a decline of 20 basis points as a per cent of sales. The margin ratio was impacted by higher inventory levels entering the quarter. Selling, general, and administrative expenses totaled $1.1 billion, an increase of $60 million from first quarter 1996. Expense levels were impacted by increases in selling salaries, and national and preprint advertising programs.

Eckerd Drugstores

The following discussion of drugstore operations compares 1997 results with 1996 pro forma results which assume that recent drugstore acquisitions had occurred at the beginning of 1996.

Sales of drugstores totaled $2,339 million for the first quarter of 1997, an
11.2 per cent increase from $2,103 million in last year's first quarter. Drugstore sales benefited from significant increases in prescription sales volumes. The increase in prescription sales, which account for more than 50 per cent of total drugstore sales volume, was primarily a result of higher volumes of managed care sales. FIFO gross margin as a per cent of sales was even with last year. Selling, general, and administrative expenses were well leveraged during the quarter. Expense dollars improved 80 basis points as a per cent of sales. Operating profit (EBIT) for drugstores was 5.5 per cent of sales compared with 4.7 per cent last year. Integration of the drugstore operations is proceeding according to plan and is expected to be completed by the end of September.

Insurance

Premium income and other revenues totaled $224 million in the first quarter, an increase of 16.7 per cent compared with a year ago. During the first quarter of 1997, Insurance generated operating profits of $52 million compared with $42 million a year ago, a 23.8 per cent increase. These results continue the strong growth that has been experienced over the past five years during which both premiums and operating profits have grown at an annual rate of approximately 20 per cent. The increases are primarily related to successful programs with business partners which offer credit cards, principally banks, oil companies, and retailers.

Net Interest Expense and Credit Operations

Net interest expense and credit operations for the first quarter of 1997 was $81 million compared with $23 million in the comparable period last year, and is primarily related to higher interest costs. Net interest expense was $135 million in the first quarter, up $60 million from last year's first quarter. The increase is principally related to higher costs associated with the drugstore acquisitions and working capital requirements for JCPenney stores and catalog. Finance charge revenue of $184 million in the first quarter was up $16 million, or 9.5 per cent, from 1996 levels. This increase is primarily related to modifications which have recently been made to credit terms in selected states. Increased finance charge revenue offset increases in operating expenses. Credit operating costs were $130 million in first quarter 1997 compared with $116 million in first quarter 1996. Net bad debt expense, which represents the largest single component of credit costs, increased $7 million, or 14 per cent, from a year ago.

Acquisitions and Divestitures

The Company recorded a net $2 million charge for business acquisition and consolidation expenses. This charge consisted principally of costs related to the consolidation and integration of the recent drugstore acquisitions, offset by a $28 million gain on the sale of the Company's consumer banking credit card portfolio.

Also in connection with the drugstore acquisitions, the Company recorded a $27 million charge in the first quarter of 1997 for amortization of intangible assets and a $14 million charge for the minority interest in Eckerd prior to completion of the acquisition.

The Company's effective income tax rate was 39.1 per cent in the first quarter compared with 37.7 per cent in last year's first quarter. The increase is principally related to amortization of goodwill which provides no tax benefit.

The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one third of annual sales. Accordingly, the results of operations for the 13 weeks ended April 26, 1997 are not necessarily indicative of the results for the entire year.


New Accounting Rules
--------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" in February 1997. The new rules will replace primary and fully diluted earnings per share (EPS) with basic and diluted EPS. The new rules, which are effective for periods ending after December 15, 1997, are not expected to have a material impact on the Company.

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS.

     The Company has no material legal proceedings pending against it.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits
          --------

          The following documents are filed as exhibits to this report:

          10(a) J. C. Penney Company, Inc. Deferred Compensation Plan for
                Directors, as amended effective April 9, 1997.

          10(b) J. C. Penney Company, Inc. Retirement Plan for Non-Associate
                Directors.

          11    Computation of net income per common share.

          12(a) Computation of ratios of available income to combined fixed charges and preferred stock dividend requirement.

          12(b) Computation of ratios of available income to fixed charges.

          27    Financial Data Schedule for the three months ended April 26,
                1997.

     (b)  Reports on Form 8-K
          -------------------

          The Company filed the following reports on Form 8-K during the period covered by this report:

          Current Report on Form 8-K dated February 20, 1997 (Item 5 - Other Events, Item 7 - Financial Statements and Exhibits).

          Current Report on Form 8-K dated February 21, 1997 (Item 7 - Financial Statements and Exhibits).

          Current Report on Form 8-K dated March 28, 1997 (Item 7 - Financial Statements and Exhibits).

          Current Report on Form 8-K dated April 9, 1997 (Item 5 - Other Events,
          Item 7 - Financial Statements and Exhibits).

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


Date:  June 9, 1997