Form 10-Q
period 1997-07-26
PENNEY J C CO INC
filed 1997-09-09
CIK 77182

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.
                                     20549

                                ---------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the 13 and 26 week periods                     Commission file number 1-777
ended July 26, 1997

                          J. C. PENNEY COMPANY, INC.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                        13-5583779
- -------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

6501 Legacy Drive, Plano, Texas                              75024 - 3698
- -------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code         (972) 431-1000
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

248,897,288 shares of Common Stock of 50c par value, as of July 26, 1997.

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


Statements of Income
(Amounts in millions except per share data)

                                                   13 weeks ended              26 weeks ended
                                            --------------------------    --------------------------
                                            Jul. 26,         Jul. 27,         Jul. 26,      Jul. 27,
                                              1997             1996             1997          1996
                                            ----------      ----------    ------------     ---------

Retail sales                                  $6,420           $4,507          $12,901     $8,959
Insurance revenue                                229              201              453        393
                                              ------           ------          -------     ------
Total revenue                                  6,649            4,708           13,354      9,352
                                              ------           ------          -------     ------

Costs and expenses
  Cost of goods sold, occupancy, buying,
    and warehousing costs                      4,711            3,195            9,388      6,307
  Selling, general, and administrative
    expenses                                   1,471            1,160            2,985      2,314
  Costs and expenses of insurance
    operations                                   175              154              347        304
  Other                                          (19)             (13)             (29)       (35)
  Net interest expense and credit
    operations                                   122               62              203         85
  Amortization of intangible assets
    and minority interest                         17               --               58         --
  Business acquisition and consolidation
    expenses, net                                 25               --               27         --
                                              ------           ------          -------     ------
Total costs and expenses                       6,502            4,558           12,979      8,975
                                              ------           ------          -------     ------

Income before income taxes                       147              150              375        377

Income taxes                                      57               57              146        142
                                              ------           ------          -------     ------

Net income                                    $   90           $   93          $   229     $  235
                                              ======           ======          =======     ======

Net income per common share
  Primary                                     $  .32           $  .37          $   .85     $  .95
                                              ======           ======          =======     ======

  Fully diluted                               $  .32           $  .37          $   .85     $  .94
                                              ======           ======          =======     ======


Weighted average common shares outstanding
 Primary                                       250.7            227.8            246.7      227.6
                                              ======           ======          =======     ======

 Fully diluted                                 269.7            247.6            266.3      247.3
                                              ======           ======          =======     ======

Balance Sheets
(Amounts in millions)
                                                Jul. 26,  Jul. 27,  Jan. 25,
                                                   1997     1996      1997
                                                --------  --------  --------

ASSETS

Current assets

  Cash and short term investments
    of $678, $212, and $131                     $   703   $   239   $   131

   Receivables, net                               4,261     4,563     5,757

   Merchandise inventory (LIFO reserves
     of $219, $226, and $265)                     6,224     4,637     5,722

   Prepaid expenses                                  88        95       102
                                                -------   -------   -------

     Total current assets                        11,276     9,534    11,712

Properties, net of accumulated
     depreciation of $3,069, $2,127,
     and $2,701                                   5,098     4,317     5,014

Investments, primarily insurance operations       1,682     1,626     1,605

Deferred insurance policy acquisition costs         704       624       666

Goodwill and other intangible assets              3,116        --     1,861

Other assets                                      1,369     1,322     1,230
                                                -------   -------   -------

                                                $23,245   $17,423   $22,088
                                                =======   =======   =======

                                      -3-

Balance Sheets
(Amounts in millions)
                                            Jul. 26,  Jul. 27,   Jan. 25,
                                              1997      1996       1997
                                           ---------  ---------  --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses     $ 3,215    $ 2,271   $ 3,738
  Short term debt                             1,241      1,948     3,950
  Current maturities of long term debt          250         --       250
  Deferred taxes                                 81        106        28
                                            -------    -------   -------
    Total current liabilities                 4,787      4,325     7,966

Long term debt                                7,492      4,032     4,565

Deferred taxes                                1,503      1,234     1,362

Insurance policy and claims reserves            817        728       781

Other liabilities                             1,451      1,219     1,383
                                            -------    -------   -------
    Total liabilities                        16,050     11,538    16,057

Minority interest in Eckerd                      --         --        79

Stockholders' equity
  Preferred stock, without par value:
    Authorized, 25 million shares -
    issued, 1 million shares of
    Series B ESOP convertible preferred         547        581       568
  Guaranteed ESOP obligation                    (97)      (186)     (142)
  Common stock, par value 50c:
    Authorized, 1,250 million shares -
    issued, 249, 225, and 224 million
    shares                                    2,697      1,154     1,416
                                            -------    -------   -------
  Total capital stock                         3,147      1,549     1,842
                                            -------    -------   -------

  Reinvested earnings at beginning
    of year                                   4,110      4,397     4,397

  Net income                                    229        235       565

  Net unrealized change in debt and
    equity securities, and currency
    translation adjustments                      (6)       (42)      (21)

  Retirement of common stock                    ---         --      (320)

  Common stock dividends declared              (265)      (234)     (471)

  Preferred stock dividends
    declared, net of taxes                      (20)       (20)      (40)
                                            -------    -------   -------

  Reinvested earnings at end of
    period                                    4,048      4,336     4,110
                                            -------    -------   -------

    Total stockholders' equity                7,195      5,885     5,952
                                            -------    -------   -------

                                            $23,245    $17,423   $22,088
                                            =======    =======   =======


Statements of Cash Flows
(Amounts in millions)

                                                  26 weeks ended
                                                -------------------
                                                Jul. 26,   Jul. 27,
                                                    1997       1996
                                                --------   --------
Operating activities

Net income                                       $   229      $ 235
Depreciation and amortization, including
    intangibles                                      267        173
Deferred taxes                                       170         46
Change in cash from:
    Customer receivables                             759        693
    Inventories, net of trade payables              (634)      (565)
    Other assets and liabilities, net               (313)      (357)
                                                 -------      -----
                                                     478        225
                                                 -------      -----

Investing activities

Capital expenditures                                (487)      (295)
Proceeds from the sale of bank receivables           684         --
Purchases of investment securities                  (271)      (235)
Proceeds from sales of investment securities         184        197
                                                 -------      -----
                                                     110       (333)
                                                 -------      -----

Financing activities

Increase/(decrease) in short term debt            (2,709)       439
Net proceeds from the issuance
  of long term debt                                2,979         --
Payment of long term debt                            (45)       (42)
Common stock issued, net                              51         42
Preferred stock retired                              (21)       (22)
Dividends paid, preferred and common                (271)      (243)
                                                 -------      -----
                                                     (16)       174
                                                 -------      -----

Net increase in cash and short term
  investments                                        572         66

Cash and short term investments at beginning
  of year                                            131        173
                                                 -------      -----

Cash and short term investments at end of
  second quarter                                 $   703      $ 239
                                                 =======      =====

Non-cash transaction
- --------------------

On February 27, 1997, the Company completed the acquisition of Eckerd Corporation through the exchange of 23.2 million shares of JCPenney common stock for the remaining 49.9 per cent of the outstanding common stock of Eckerd. The value of the non-cash portion of the acquisition was approximately $1.3 billion.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition
- -------------------

The Company completed the acquisition of Eckerd Corporation (Eckerd) on February 27, 1997. The acquisition was accomplished through a two step transaction consisting of a cash tender offer for 50.1 per cent of the outstanding Eckerd common stock (completed in December 1996), followed by the exchange of approximately 23.2 million shares of JCPenney common stock for the remaining
49.9 per cent of Eckerd common stock (completed in February 1997). The total value of the acquisition, including Eckerd debt assumed by the Company, was approximately $3.3 billion.

The pro forma effects of the Company's recent drugstore acquisitions, assuming the acquisitions had occurred at the beginning of fiscal 1996, for the 13 and 26 weeks ended July 27, 1996 would have been as follows:

     ($ in millions, except per share information)

                             13 weeks ended            26 weeks ended
                              July 27, 1996             July 27, 1996
                         ----------------------     ---------------------
                         Historical   Pro forma     Historical  Pro forma
                         ----------   ---------     ----------  ---------

Retail sales               $4,507       $6,013          $8,959    $12,068
FIFO EBIT                     212          263             462        592
Net income                     93           79             235        218
Earnings per share
    fully diluted             .37          .29             .94        .81

Merchandise inventory on a FIFO basis totaled $6,443 million at July 26, 1997 compared with $4,863 million a year earlier. The majority of the increase is related to the Company's drugstore acquisitions. Merchandise inventory for JCPenney stores and catalog totaled $4,599 million at the end of the 1997 second quarter compared with $4,434 million at the end of last year's second quarter, an increase of 3.7 per cent. During the second quarter, the Company cleared seasonal merchandise and inventory positions are now in line with sales estimates for the second half of the year. Drugstore merchandise inventories totaled $1,844 million at the end of the second quarter compared with $429 million at the end of last year's second quarter.

Properties, net of accumulated depreciation, totaled $5,058 million at the end of the 1997 second quarter compared with $4,317 million a year earlier. The increase is principally related to the addition of 30 new and relocated JCPenney stores and the drugstore acquisitions, including Eckerd's second quarter acquisition of 114 former Revco drugstores in the Norfolk and Richmond, Virginia markets. As of July 26, 1997, the Company operated 1,226 JCPenney stores and 2,798 drugstores.

Goodwill and other intangible assets, net, which is principally related to the Company's drugstore acquisitions, totaled $3,116 million at July 26, 1997.

Long term debt totaled $7,492 million at the end of the second quarter compared with $4,032 million a year earlier. The Company issued $3.0 billion of debt securities in the first quarter of 1997, with the proceeds used principally to fund the Eckerd acquisition. The new debt lowered the average interest rate and extended the average maturity for the Company's aggregate outstanding long term debt. Total debt, both on and off-balance sheet, was $11.0 billion at July 26, 1997, up $4.1 billion from a year earlier.



Results of Operations
- ---------------------

Ratios useful in analyzing the results of operations are as follows:

                                             13 weeks ended              26 weeks ended
                                        ------------------------     -----------------------
                                        Jul. 26,        Jul. 27,     Jul. 26,       Jul. 27,
                                           1997           1996         1997           1996
                                        --------        --------     --------       --------

Sales and revenue, per cent
  increase/(decrease)
    JCPenney stores                          3.2             1.6          4.5            1.1
    Eckerd drugstores                       13.2 (1)        10.4 (1)     12.2 (1)       10.6 (1)
    Catalog                                  4.8            (4.7)         2.7           (1.7)
    Insurance                               13.9            22.7         15.3           22.9
Comparable store sales, per cent
  increase/(decrease)
    JCPenney stores                         2.0              0.4          3.3           (0.2)
    Eckerd drugstores                       7.8              7.9          7.7            8.5
FIFO gross margin, per cent of sales
    JCPenney stores and catalog            29.6             29.9         30.3           30.6
    Eckerd drugstores                      21.5             21.8 (1)     21.8           22.0 (1)
LIFO gross margin, per cent of sales
    Eckerd drugstores                      21.2             21.5 (1)     21.7           21.8 (1)
Selling, general, and administrative
  expenses, per cent of sales
    JCPenney stores and catalog            25.8             26.6         26.5           26.7
    Eckerd drugstores                      17.6             18.4 (1)     17.1           17.9 (1)
FIFO operating profit, per cent
  of revenue (2)
    JCPenney stores and catalog             3.8              3.3          3.8            3.9
    Eckerd drugstores                       3.9              3.4 (1)      4.7            4.1 (1)
    Insurance                              23.6             23.4         23.4           22.6

Effective income tax rate                  38.9             37.5         39.0           37.6

 (1) The percentage shown has been calculated using 1996 pro forma data, assuming the Company's drugstore acquisitions had occurred at the beginning of fiscal 1996.

 (2) FIFO operating profit by segment excludes net interest and credit operations, amortization of intangible assets and minority interest, LIFO adjustments, business acquisition and consolidation expenses, net, and income taxes.

Operating profit, excluding net interest and credit operations, amortization of intangible assets and minority interest, business acquisition and consolidation expenses, net, and income taxes (EBIT) totaled $311 million for the 13 weeks ended July 26, 1997, an increase of $99 million, or 46.7 per cent compared with the prior year's second quarter. Operating earnings before business acquisition and consolidation expenses, net, totaled $105 million, or 38 cents per share, in the second quarter, and net income totaled $90 million, or 32 cents per share compared with $93 million, or 37 cents per share in last year's second quarter. For the 26 weeks ended July 26, 1997 EBIT totaled $663 million compared with $462 million in the prior year, a 43.5 per cent increase. Operating earnings before business acquisition and consolidation expenses, net, totaled $245 million, or 91 cents per share, and net income totaled $229 million, or 85 cents per share, compared with $235 million, or 94 cents per share, in last year's first half. The average number of fully diluted shares increased by 22.1 million shares for the second quarter, and 19.0 million shares for the first six months compared with the prior year, principally as a result of the exchange of common stock in the Eckerd acquisition.

JCPenney Stores and Catalog

Sales of JCPenney stores for the second quarter totaled $3,349 million, an increase of 3.2 per cent compared with second quarter 1996. On a comparable store basis, including only stores open at least a year, sales increased 2.0 per cent for the period. Catalog sales totaled $795 million in the second quarter, an increase of 4.8 per cent over last year's comparable period. FIFO gross margin for JCPenney stores and catalog totaled $1,227 million, an increase of $29 million over last year's second quarter. FIFO gross margin as a per cent of sales declined by 30 basis points for the quarter compared with last year. Second quarter margins were impacted by the clearance of seasonal merchandise. SG&A expenses were well managed and leveraged during the quarter, improving by 80 basis points compared with last year's second quarter. Improvements were primarily related to reductions in advertising, including printing and paper costs.

For the six months ended July 26, 1997 sales of JCPenney stores totaled $6,681 million, an increase of 4.5 per cent (3.3 per cent for comparable stores), and Catalog sales totaled $1,605 million, an increase of 2.7 per cent compared with the first half of 1996. On a year to date basis, FIFO gross margin increased by $79 million to $2,511 million. As a per cent of sales, FIFO gross margin declined by 30 basis points compared with last year, primarily as a result of clearance activities associated with higher inventory levels. SG&A expenses were leveraged in the first half, improving by 20 basis points compared with last year.

Eckerd Drugstores

The following discussion of operations compares 1997 results with 1996 pro forma results, assuming the drugstore acquisitions had occurred at the beginning of fiscal 1996.

Drugstore sales totaled $2,276 million for the second quarter, an increase of
13.2 per cent compared with last year's second quarter. The increase is primarily related to increases in prescription sales, in particular managed care sales, store acquisitions and new store expansion, and increased sales productivity from stores which have been relocated to free standing locations. On a comparable store basis, sales increased by 7.8 per cent for the quarter. FIFO gross margin totaled $489 million for the second quarter, an increase of

$52 million, or 11.9 per cent compared with the 1996 period. As a per cent of sales, FIFO gross margin decreased by 30 basis points for the quarter. Second quarter margin declines were related primarily to promotional activities, including the grand re-opening of the former Fay's drugstores. In addition, the Company recorded a $7 million LIFO charge in the second quarter related to Eckerd Drugstores. It is anticipated that LIFO adjustments will be recorded on a quarterly basis going forward to reflect the inflationary environment for prescription drugs. SG&A expenses were well managed and leveraged during the quarter, improving as a per cent of sales by 80 basis points.

Drugstore sales for the first six months totaled $4,615 million, an increase of
12.2 per cent over the comparable period last year, with comparable store sales increasing by 7.7 per cent. For the first half, gross margin totaled $1,009 million, an increase of $105 million, or 11.6 per cent over 1996 first half pro forma results. For the first six months, gross margin has also been impacted by higher levels of managed care sales which carry lower margins. SG&A expenses were leveraged for the first half, improving by 80 basis points as a per cent of sales.

Insurance

Revenue totaled $229 million in the second quarter, an increase of $28 million, or 13.9 per cent, over the comparable 1996 period. EBIT for the quarter totaled $54 million compared with $47 million in last year's second quarter. For the first six months of 1997, revenue was $453 million, an increase of 15.3 per cent over the prior year, and EBIT was $106 million, an increase of 19.1 per cent over 1996's first half. These results continue the strong performance that has been experienced over the past five years, and are primarily attributable to successful marketing programs with businesses which offer credit cards, principally banks, oil companies, and retailers.

Other

Other unallocated operating profits totaled $19 million in the second quarter compared with $13 million last year, and consisted principally of gains on real estate and insurance company investment transactions. For the 26 weeks ended July 26, 1997, the Company had recognized unallocated gains of $29 million compared with $36 million in last year's first half.

Net Interest Expense and Credit Operations

Net interest expense and credit operations increased for both the second quarter and for the first half of 1997 compared with last year's comparable periods. The increase for both the quarter and half was principally attributable to higher interest costs associated with the drugstore acquisitions and to working capital requirements for JCPenney stores and catalog. Finance charge revenue has increased in 1997 compared with 1996 levels as a result of modifications made to credit terms in selected states, and has offset increases in credit operating expenses, including bad debt. Net bad debt, which is the largest single component of credit costs, has increased by $3 million for the quarter and $10 million for the first half compared with the comparable 1996 periods. The 90-day delinquency rate for customer receivables at the end of the second quarter was
4.8 per cent, and was level with the comparable period in 1996.

Business Acquisition and Consolidation Expenses

Business acquisition and consolidation expenses, net, totaled $25 million for the second quarter. These expenses were comprised principally of costs associated with the integration of the drugstore operations which were partially offset by a supplemental payment related to the 1995 sale of the Company's Business Services operation. Also, during the quarter, the Company recorded $17 million of amortization of goodwill and other intangible assets in connection with its drugstore acquisitions.


The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one third of annual sales. Accordingly, the results of operations for the 13 and 26 weeks ended July 26, 1997 are not necessarily indicative of the results for the entire year.


Early Retirement Program
- ------------------------

On August 11, 1997, the Company announced that it is offering a voluntary early retirement program to approximately 1,500, or about five per cent, of its management workforce. This program, which will be available to managers in JCPenney Stores, Catalog, and corporate support functions, will enable the Company to significantly reduce operating expenses and enhance its competitive position. The Company expects to record a one-time, pre-tax charge of up to $200 million for the early retirement program later this year, and will reduce its cost structure by up to $120 million annually if all eligible managers participate. The size of the charge will be determined by the number of managers who elect to participate in the program.


New Accounting Rules
- --------------------

The Financial Accounting Standards Board (FASB) has issued several Statements of Financial Accounting Standards (SFAS) in 1997 which may impact the Company's accounting treatment and/or disclosure as follows:

SFAS No. 128, "Earnings Per Share" was issued in February 1997 and supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share". The new rules will replace primary and fully diluted earnings per share with basic and diluted earnings per share. The new rules, which are effective for periods ending after December 15, 1997, are not expected to have a material impact on the Company.

SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997. The new rules establish standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The new rules, which are effective for fiscal years beginning after December 15, 1997, are not expected to have a material impact on the Company.

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued in June 1997 and supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". The new rules change the manner in which operating segments are defined and reported externally to be consistent with the basis on which they are reported and evaluated internally. The impact that this statement will have on the Company has not been fully determined. The new rules are effective for periods beginning after December 15, 1997.

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS.

  The Company has no material legal proceedings pending against it.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The Annual Meeting of Stockholders of the Company was held on May 16, 1997, at which the five matters described below were submitted to a vote of stockholders with the voting results as indicated.

  (1) Election of directors for a three-year term expiring at the Year 2000 Annual Meeting of the Company's stockholders:

     NOMINEE                        FOR                    AUTHORITY WITHHELD
     -------                        ---                    ------------------
V. E. Jordan, Jr.               230,642,631                     4,830,154
J. C. Pfeiffer                  233,354,918                     2,117,867
R. G. Turner                    233,334,710                     2,138,075
W. B. Tygart                    233,277,081                     2,195,704


  (2) The Board of Directors' proposal concerning the employment of KPMG Peat Marwick LLP as auditors for the fiscal year ending January 31, 1998:

       FOR                       AGAINST                         ABSTAIN
       ---                       -------                         -------
   232,351,598                  2,198,033                         923,154


  (3) The Board of Directors' proposal concerning the adoption of the J. C. Penney Company, Inc. 1997 Equity Compensation Plan:

                                                                  BROKER
      FOR                 AGAINST               ABSTAIN         NON-VOTES
      ---                ---------              -------         ---------
  203,491,172            15,648,423            3,007,933       13,325,257


  (4) A stockholder resolution concerning the elimination of the classification of the Board of Directors:

                                                                  BROKER
      FOR                 AGAINST               ABSTAIN         NON-VOTES
      ---                ---------              -------         ---------
   92,109,655           125,617,837            3,433,079       14,312,214


  (5) A stockholder resolution concerning the submission to a stockholder vote of the Company's stockholder rights plan:


                                                                  BROKER
      FOR                 AGAINST               ABSTAIN         NON-VOTES
      ---                ---------              -------         ---------
  113,323,506           103,783,458            4,053,607       14,312,214

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

  (a)    Exhibits
         --------

  The following documents are filed as exhibits to this report:

  11     Computation of net income per common share.

  12(a) Computation of ratios of available income to combined fixed charges and preferred stock dividend requirement.

  12(b)  Computation of ratios of available income to fixed charges.

  27     Financial Data Schedule for the six months ended July 26, 1997.

  (b)    Reports on Form 8-K
         -------------------

  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     J. C. PENNEY COMPANY, INC.



                                     By    /S/ W. J. Alcorn
                                       -----------------------
                                               W. J. Alcorn
                                       Vice President and Controller
                                       (Principal Accounting Officer)



Date:  September 5, 1997