Form 10-Q
period 1997-10-25
PENNEY J C CO INC
filed 1997-12-08
CIK 77182

                                                             (CONFORMED COPY)



                          SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D. C.
                                         20549

                                    --------------

                                      FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                                    --------------


For the 13 and 39 week periods                    Commission file number 1-777
ended October 25, 1997

                           J. C. PENNEY COMPANY, INC.
-------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

               Delaware                                     13-5583779
-------------------------------------------------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification No.)

6501 Legacy Drive, Plano, Texas                              75024 - 3698
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code         (972) 431-1000
                                                   ----------------------------

                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No
    -------           -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

249,941,785 shares of Common Stock of 50c par value, as of October 25, 1997.

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


Statements of Income
(Amounts in millions except per share data)

                                       13 weeks ended         39 weeks ended
                                     -------------------   -------------------
                                     Oct. 25,   Oct. 26,   Oct. 25,   Oct. 26,
                                       1997       1996       1997       1996
                                     --------   --------   --------   --------

Retail sales                         $  7,207   $  5,537   $ 20,109   $ 14,496
Insurance revenue                         233        208        686        601
                                     --------   --------   --------   --------
Total revenue                           7,440      5,745     20,795     15,097
                                     --------   --------   --------   --------

Costs and expenses
  Cost of goods sold, occupancy, buying,
    and warehousing costs               5,169      3,837     14,558     10,144
  Selling, general, and administrative
    expenses                            1,554      1,251      4,539      3,565
  Costs and expenses of insurance
    operations                            182        161        529        465
  Other                                    (5)        (7)       (34)       (42)
  Net interest expense and credit
    operations                            152         92        355        177
  Amortization of intangible assets
    and minority interest                  14         --         72         --
  Restructuring and business integration
    expenses, net                         190         34        217         34
                                     --------   --------   --------   --------
Total costs and expenses                7,256      5,368     20,236     14,343
                                     --------   --------   --------   --------

Income before income taxes                184        377        559        754

Income taxes                               71        141        217        283
                                     --------   --------   --------   --------

Net income                           $    113   $    236   $    342   $    471
                                     ========   ========   ========   ========

Net income per common share
  Primary                            $    .40   $    .98   $   1.25   $   1.93
                                     ========   ========   ========   ========


  Fully diluted                      $    .40   $    .95   $   1.25   $   1.89
                                     ========   ========   ========   ========



Weighted average common shares outstanding
  Primary                               251.9      229.2      248.7      228.3
                                     ========   ========   ========   ========

  Fully diluted                         270.7      248.8      267.6      248.1
                                     ========   ========   ========   ========

Balance Sheets
(Amounts in millions)

                                                Oct. 25,   Oct. 26,   Jan. 25,
                                                  1997       1996       1997
                                                --------   --------   --------

ASSETS

Current assets

  Cash and short term investments
    of $172, $180, and $131                     $    208   $    180   $    131

   Receivables, net                                4,614      4,987      5,757

   Merchandise inventory (LIFO reserves
     of $227, $226, and $265)                      7,249      5,748      5,722

   Prepaid expenses                                   78        118        102
                                                --------   --------   --------


     Total current assets                         12,149     11,033     11,712

Properties, net of accumulated
     depreciation of $3,148, $2,320,
     and $2,701                                    5,130      4,450      5,014

Investments, primarily insurance operations        1,737      1,711      1,605

Deferred insurance policy acquisition costs          728        644        666

Goodwill and other intangible assets               3,061         --      1,861

Other assets                                       1,387      1,532      1,230
                                                --------   --------   --------


                                                $ 24,192   $ 19,370   $ 22,088
                                                ========   ========   ========

                                       -3-
Balance Sheets
(Amounts in millions)
                                                Oct. 25,   Oct. 26,   Jan. 25,
                                                  1997       1996       1997
                                                --------   --------   --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses         $  3,859   $  2,968   $  3,738
  Short term debt                                  2,218      2,120      3,950
  Current maturities of long term debt                --         --        250
  Deferred taxes                                      92         96         28
                                                --------   --------   --------

    Total current liabilities                      6,169      5,184      7,966

Long term debt                                     7,487      4,663      4,565

Deferred taxes                                     1,500      1,259      1,362

Insurance policy and claims reserves                 849        744        781

Other liabilities                                    981      1,223      1,383
                                                --------   --------   --------

    Total liabilities                             16,986     13,073     16,057

Minority interest in Eckerd                           --         --         79

Stockholders' equity
  Preferred stock, without par value:
    Authorized, 25 million shares -
    issued, 1 million shares of
    Series B ESOP convertible preferred              535        574        568
  Guaranteed ESOP obligation                         (96)      (186)      (142)
  Common stock, par value 50c:
    Authorized, 1,250 million shares -
    issued, 250, 226, and 224 million
    shares                                         2,727      1,446      1,416
                                                --------   --------   --------

  Total capital stock                              3,166      1,834      1,842
                                                --------   --------   --------


  Reinvested earnings at beginning
    of year                                        4,110      4,397      4,397

  Net income                                         342        471        565

  Net unrealized change in debt and
    equity securities, and currency
    translation adjustments                            7        (34)       (21)

  Retirement of common stock                          --         --       (320)

  Common stock dividends declared                   (399)      (351)      (471)

  Preferred stock dividends
    declared, net of taxes                           (20)       (20)       (40)
                                                --------   --------   --------


  Reinvested earnings at end of
    period                                         4,040      4,463      4,110
                                                --------   --------   --------


    Total stockholders' equity                     7,206      6,297      5,952
                                                --------   --------   --------


                                                $ 24,192   $ 19,370   $ 22,088
                                                ========   ========   ========

Statements of Cash Flows
(Amounts in millions)

                                                              39 weeks ended
                                                           -------------------
                                                           Oct. 25,   Oct. 26,
                                                             1997       1996
                                                           --------   --------

Operating activities

Net income                                                 $    342   $    471
Gain on the sale of bank assets                                 (52)        --
Depreciation and amortization, including
    intangibles                                                 410        363
Deferred taxes                                                  177         63
Change in cash from:
    Customer receivables                                        633        399
    Inventories, net of trade payables                       (1,039)    (1,100)
    Other assets and liabilities, net                          (562)      (288)
                                                           --------   --------
                                                                (91)       (92)
                                                           --------   --------


Investing activities

Capital expenditures                                           (581)      (592)
Proceeds from the sale of bank assets, net                      276         --
Purchases of investment securities                             (339)      (353)
Proceeds from sales of investment securities                    215        247
                                                           --------   --------
                                                               (429)      (698)
                                                           --------   --------


Financing activities

Increase/(decrease) in short term debt                       (1,732)       571
Net proceeds from the issuance
  of long term debt                                           2,979        599
Payment of long term debt                                      (295)       (42)
Common stock issued, net                                         82         56
Preferred stock retired                                         (33)       (29)
Dividends paid, preferred and common                           (404)      (358)
                                                           --------   --------
                                                                597        797
                                                           --------   --------


Net increase in cash and short term
  investments                                                    77          7

Cash and short term investments at beginning
  of year                                                       131        173
                                                            --------   --------

Cash and short term investments at end of
  third quarter                                            $    208   $    180
                                                            =========  ========

Non-cash transaction
--------------------
On February 27, 1997, the Company completed the acquisition of Eckerd Corporation through the exchange of 23.2 million shares of JCPenney common stock for the remaining 49.9 per cent of the outstanding common stock of Eckerd. The value of the non-cash portion of the acquisition was approximately $1.3 billion.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition
-------------------

The Company completed the acquisition of Eckerd Corporation (Eckerd) on February 27, 1997. The acquisition was accomplished through a two step transaction consisting of a cash tender offer for 50.1 per cent of the outstanding Eckerd common stock (December 1996), followed by the exchange of approximately 23.2 million shares of JCPenney common stock for the remaining 49.9 per cent of Eckerd common stock (February 1997). The total value of the acquisition, including Eckerd debt assumed by the Company, was approximately $3.3 billion.

The pro forma effects of the Company's recent drugstore acquisitions, assuming the acquisitions had occurred at the beginning of fiscal 1996, for the 13 and 39 weeks ended October 26, 1996 would have been as follows:

   ($ in millions, except per share information)

                                13 weeks ended              39 weeks ended
                              ------------------          ------------------
                                 Oct. 26, 1996               Oct. 26, 1996
                           -----------------------     -----------------------
                           Historical    Pro forma     Historical    Pro forma
                           ----------    ---------     ----------    ---------

   Retail sales            $  5,537      $  7,031      $ 14,496      $ 19,099
   FIFO operating profit        508           542           965         1,139
   Net income                   236           208           471           430
   Earnings per share
       fully diluted            .95           .77          1.89          1.59

Merchandise inventory for JCPenney stores and catalog totaled $5,174 million at the end of the 1997 third quarter, a decrease of $143 million, or 2.7 per cent, compared with third quarter 1996 levels. Inventories have been reduced through management of purchases, and inventory positions are now in line with current sales estimates for the holiday season. Drugstore merchandise inventories totaled $2,302 million at the end of the third quarter compared with $657 million at the end of last year's third quarter. The increase in drugstore inventories is primarily a result of the Eckerd acquisition. In total, merchandise inventory on a FIFO basis was $7,476 million at October 25, 1997 compared with $5,974 million a year earlier.

Properties, net of accumulated depreciation, totaled $5,130 million at October 25, 1997 compared with $4,450 million a year earlier. The increase is principally related to the addition of 31 new and relocated JCPenney stores and the expansion of its drugstore operations. As of the end of the third quarter the Company operated 1,220 JCPenney stores and 2,769 drugstores.

Goodwill and other intangible assets, net, which is principally related to the Company's drugstore acquisitions, totaled $3,061 million at October 25, 1997.

Long term debt totaled $7,487 million at the end of the third quarter compared with $4,663 million a year earlier. The Company issued $3.0 billion of debt securities in the first quarter of 1997, with the proceeds used principally to fund the Eckerd acquisition. The new debt lowered the average interest rate and extended the average maturity for the Company's aggregate outstanding long term debt. Total debt, both on and off-balance sheet, was $11.7 billion at October 25, 1997, up $3.9 billion from a year earlier.



Results of Operations
---------------------

Ratios useful in analyzing the results of operations are as follows:

                                    13 weeks ended         39 weeks ended
                                  -------------------   -------------------
                                  Oct. 25,   Oct. 26,   Oct. 25,   Oct. 26,
                                    1997       1996       1997       1996
                                  --------   --------   --------   --------

Sales and revenue, per cent
  increase/(decrease)
    JCPenney stores                   (1.5)       8.2        2.2        3.7
    Eckerd drugstores (1)             10.6       11.0       11.7       10.7
    Catalog                            2.6       (0.8)       2.7       (1.4)
    Insurance                         12.0       17.8       14.1       21.1
Comparable store sales, per cent
  increase/(decrease)
    JCPenney stores                  (2.5)        6.2        1.2        2.1
    Eckerd drugstores                 7.2         6.8        7.5        8.1
FIFO gross margin, per cent of sales
    JCPenney stores and catalog      31.9        31.7       30.9       31.0
    Eckerd drugstores                21.0        20.9 (1)   21.6       21.6 (1)
LIFO gross margin, per cent of sales
    Eckerd drugstores                20.6        20.6 (1)   21.3       21.4 (1)
Selling, general, and administrative
  expenses, per cent of sales
    JCPenney stores and catalog      23.3        23.0       25.3       25.3
    Eckerd drugstores                17.8        18.2 (1)   17.4       18.0 (1)
FIFO operating profit, per cent
  of revenue (2)
    JCPenney stores and catalog       8.6         8.7        5.6        5.7
    Eckerd drugstores                 3.2         2.7 (1)    4.2        3.6 (1)
    Insurance                        21.9        22.6       22.9       22.6

Effective income tax rate            38.6        37.4       38.9       37.5

  (1) The percentage shown has been calculated using 1996 pro forma data, assuming the Company's drugstore acquisitions had occurred at the beginning of fiscal 1996.

  (2) FIFO operating profit by segment excludes net interest and credit operations, amortization of intangible assets and minority interest, LIFO adjustments, restructuring and business integration expenses, net, and income taxes.

Operating profit, which represents net income excluding net interest and credit operations, amortization of intangible assets and minority interest, restructuring and business integration expenses, net, and income taxes, totaled $540 million for the 13 weeks ended October 25, 1997, an increase of $37 million, or 7.4 per cent compared with the prior year's third quarter. Operating earnings before restructuring and business integration expenses, net, totaled $229 million, or 85 cents per share, in the third quarter compared with $257 million, or $1.03 per share last year, and net income totaled $113 million, or 40 cents per share compared with $236 million, or 95 cents per share in last year's third quarter. For the 39 weeks ended October 25, 1997 operating profit totaled $1,203 million compared with $965 million in the prior year, a 24.7 per cent increase. Operating earnings before restructuring and business integration expenses, net, totaled $474 million, or $1.76 per share compared with $492 million, or $1.97 per share, last year, and net income totaled $342 million, or $1.25 per share, compared with $471 million, or $1.89 per share, in last year's comparable period. The average number of fully diluted shares increased by 21.9 million shares for the third quarter, and 19.5 million shares for the first nine months compared with the prior year, principally as a result of the exchange of common stock in the Eckerd acquisition.

JCPenney Stores and Catalog

Sales of JCPenney stores totaled $3,946 million for the third quarter, a decrease of 1.5 per cent compared with third quarter 1996. On a comparable store basis, including only those stores open at least a year, sales decreased 2.5 per cent for the period. Catalog sales totaled $980 million in the third quarter, an increase of 2.6 per cent over last year's comparable period. FIFO gross margin for JCPenney stores and catalog totaled $1,569 million, down slightly from last year's third quarter as a result of lower sales volumes. FIFO gross margin as a per cent of sales improved by 20 basis points for the quarter compared with last year. SG&A expenses in the third quarter were at about the same level as last year.

For the nine months ended October 25, 1997 sales of JCPenney stores totaled $10,628 million, an increase of 2.2 per cent (1.2 per cent for comparable stores), and Catalog sales totaled $2,585 million, an increase of 2.7 per cent compared with the comparable 1996 period. On a year to date basis, FIFO gross margin increased by $73 million to $4,080 million, but as per cent of sales, declined by 10 basis points compared with last year. Gross margin for the nine months has been impacted by a higher volume of clearance activities in the first half of 1997 compared with last year, which has been partially offset by improvement in mark-up. SG&A expenses as a per cent of sales were unchanged for the first nine months of 1997 compared with 1996 levels.

Eckerd Drugstores

The following discussion of operations compares 1997 results with 1996 pro forma results, assuming the drugstore acquisitions had occurred at the beginning of fiscal 1996.

Drugstore sales totaled $2,281 million for the third quarter, an increase of
10.5 per cent compared with last year's third quarter. The increase is primarily related to increases in prescription sales, in particular managed care sales, store acquisitions and new store expansion, and increased sales productivity from stores which have been relocated to free standing locations. On a comparable store basis, sales increased by 7.2 per cent for the quarter.

Sales in the northeast were below total drugstore results due to transition activities related to the conversion to the Eckerd name and format. FIFO gross margin totaled $477 million for the third quarter, an increase of $46 million, or 10.7 per cent compared with the 1996 period. As a per cent of sales, FIFO gross margin improved by 10 basis points for the quarter, reflecting some of the synergy savings anticipated in the Eckerd acquisition. Drugstore results reflect an $8 million LIFO charge in the third quarter. LIFO adjustments are being recorded on a quarterly basis for Eckerd to reflect the inflationary environment for prescription drugs. SG&A expenses continued to be well managed and leveraged during the quarter, improving as a per cent of sales by 40 basis points. These results were achieved during a period of significant transition and integration activities. By the end of the quarter, all stores had been converted to the Eckerd format.

Drugstore sales for the first nine months totaled $6,896 million, an increase of
11.6 per cent over the comparable period last year, with comparable store sales increasing by 7.5 per cent. For the first nine months, FIFO gross margin totaled $1,485 million, an increase of $149 million, or 11.1 per cent over the comparable period in 1996. As a per cent of sales, FIFO gross margin for the first nine months of the year was even with last year. SG&A expenses were leveraged through the third quarter, improving by 60 basis points as a per cent of sales.

Insurance

Revenue totaled $233 million in the third quarter, an increase of $25 million, or 12.0 per cent, over the comparable 1996 period. Operating profit for the quarter totaled $51 million, an increase of 8.5 per cent, compared with $47 million in last year's third quarter. Third quarter results were impacted by adverse claims activity in the early part of the quarter. For the first nine months, revenue was $686 million, an increase of 14.1 per cent over the prior year, and operating profit was $157 million, an increase of 15.4 per cent over 1996 levels. These results continue the strong performance that has been experienced over the past five years, and are primarily attributable to successful marketing programs with businesses which offer credit cards, principally banks, oil companies, and retailers.

Other

Other unallocated operating profits, a category which consists principally of real estate and investment activities, totaled $5 million in the third quarter compared with $7 million last year. For the 39 weeks ended October 25, 1997, the Company had recognized unallocated gains of $34 million, including $20 million in gains on the sale of securities held by the Company's insurance companies, compared with $42 million in last year's first half.

Net Interest Expense and Credit Operations

Net interest expense and credit operations increased for both the third quarter and for the first nine months of 1997 compared with last year's periods. The increase for both periods was principally attributable to higher interest costs associated with the drugstore acquisitions. Finance charge revenue has increased in 1997 compared with 1996 levels as a result of modifications made to credit terms in selected states, and has generally offset increases in credit operating expenses, including bad debt. Net bad debt, which is the largest single component of credit costs, increased by $20 million, or 28 per cent, for the quarter and $30 million, or 15 per cent, through the October period compared with the comparable 1996 periods. The 90-day delinquency rate for customer receivables at the end of the third quarter was 4.8 per cent, up from 4.1 per cent for the comparable period in 1996. Delinquencies and personal bankruptcies continue to be above expected levels.


Restructuring and Business Integration Expenses, net

Restructuring and business integration expenses, net, totaled $190 million in the third quarter. These expenses included $158 million in costs associated with the Company's previously announced voluntary early retirement program. Approximately 1,250 of the 1,575 eligible management associates accepted early retirement under the program. The Company expects to realize annual benefits of approximately $85 to $90 million as a result of the retirements. In addition, the Company recorded $50 million of other integration expenses, principally related to the drugstore operations, which were partially offset by an $18 million gain realized on the sale of the remaining assets of the Company's consumer banking operation.


The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one third of annual sales. Accordingly, the results of operations for the 13 and 39 weeks ended October 25, 1997 are not necessarily indicative of the results for the entire year.


New Accounting Rules
--------------------

The Financial Accounting Standards Board (FASB) has issued several Statements of Financial Accounting Standards (SFAS's) in 1997 which may impact the Company's accounting treatment and/or disclosure. None of these new standards are expected to have a material impact on the Company. The new standards are as follows:

SFAS No. 128, "Earnings Per Share" was issued in February 1997 and supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share". The new rules will replace primary and fully diluted earnings per share with basic and diluted earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997. Previously reported per share amounts will be restated upon adoption.

SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997. The new rules establish standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued in June 1997 and supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". The new rules change the manner in which operating segments are defined and reported externally to be consistent with the basis on which they are reported and evaluated internally. SFAS No. 131 is effective for periods beginning after December 15, 1997.

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings.

   The Company has no material legal proceedings pending against it.


Item 6 - Exhibits and Reports on Form 8-K.

   (a)  Exhibits
        --------

        The following documents are filed as exhibits to this report:

        10(a) J. C. Penney Company, Inc. 1997 Equity Compensation Plan
             (incorporated by reference to Exhibit A to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 16, 1997).

        10(b) July 1997 Amendment to Supplemental Retirement Program for
              Management Profit-Sharing Associates of J. C. Penney Company,
              Inc.

        10(c) July 1997 Amendment to J. C. Penney Company, Inc. Benefit
              Restoration Plan.

        10(d) April 1997 Amendment to J. C. Penney Company, Inc. Deferred
              Compensation Plan.

        11    Computation of net income per common share.

        12(a) Computation of ratios of available income to combined fixed charges and preferred stock dividend requirement.

        12(b) Computation of ratios of available income to fixed charges.

        27    Financial Data Schedule for the nine months ended October 25,
              1997.

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



Date:  December 5, 1997