Form 10-K
period 1998-01-31
PENNEY J C CO INC
filed 1998-05-01
CIK 77182

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For the 53 weeks ended January 31, 1998 Commission file number 1-777

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $19,890,899,116 as of March 16, 1998.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 252,176,384 shares of Common Stock of 50c par value, as of March 16, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

     Documents from which portions           Parts of the Form 10-K
     are incorporated by reference           into which incorporated
     -----------------------------           -----------------------
1.   J. C. Penney Company, Inc.              Part I, Part II, and
     1997 Annual Report to Stockholders      Part IV

2.   J. C. Penney Company, Inc.              Part III
     1998 Proxy Statement

3.   J. C. Penney Funding Corporation        Part I and Part IV
     Form 10-K for fiscal year 1997

                                    PART I
                                    ------

1.  BUSINESS.

  J. C. Penney Company, Inc. ("Company") was founded by James Cash Penney in 1902. Incorporated in Delaware in 1924, the Company has grown to be a major retailer. The major portion of the Company's business consists of providing merchandise and services to consumers through department stores that include catalog departments. The Company markets predominantly family apparel, jewelry, shoes, accessories, and home furnishings. In addition, the Company, through its wholly-owned subsidiary, Eckerd Corporation ("Eckerd"), operates a chain of approximately 2,780 drugstores located throughout the northeast, southeast, and Sunbelt regions of the United States. The Company also has several direct marketing insurance subsidiaries, the principal of which is J. C. Penney Life Insurance Company, which market life, health, accident and credit insurance as well as a growing portfolio of non-insurance products.

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

  Information about certain aspects of the business of the Company included under the captions of "Investments and Fair Value of Financial Instruments" (page 25), and "Segment Reporting" (page 30), which appear in the section of the Company's 1997 Annual Report to Stockholders entitled "Notes to Consolidated Financial Statements", "Five Year Financial Summary" (page 31), "Five Year Operations Summary" (page 32), and "Supplemental Data (unaudited)" (pages 33 and
34), which appear in the Company's 1997 Annual Report to Stockholders on the pages indicated in the parenthetical references, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 1 of Form 10-K.

  In addition, information about J. C. Penney Funding Corporation, a wholly owned consolidated subsidiary of the Company, which appears in Item 1 of its separate Annual Report on Form 10-K for the fiscal year ended January 31, 1998, is incorporated herein by reference and filed hereto as Exhibit 99(a) in response to Item 1 of Form 10-K.

  SUPPLIERS. The Company purchases its merchandise from approximately 4,300 domestic and foreign suppliers, many of whom have done business with the Company for many years. In addition, Eckerd purchases merchandise and pharmaceuticals from approximately 3,300 suppliers, substantially all of which are domestic.
The majority of Eckerd's suppliers have done business with Eckerd for many years. In addition to its Plano, Texas home office, the Company, through its international purchasing subsidiary and as of January 31, 1998, maintained buying offices in Guatemala, Hong Kong, India, Italy, Korea, Mexico, the Philippines, Singapore, Taiwan and Thailand.

  EMPLOYMENT. The Company and its consolidated subsidiaries employed approximately 260,000 persons as of January 31, 1998.

  ENVIRONMENT. Environmental protection requirements did not have a material effect upon the Company's operations during fiscal 1997. While management believes it unlikely, it is possible that compliance with such requirements will lengthen lead time in expansion plans and increase construction, and therefore operating, costs due, in part, to the expense and time required to conduct environmental and ecological studies.

2.  PROPERTIES.

  At January 31, 1998, the Company operated 3,981 retail stores, comprised of 1,203 JCPenney department stores and 2,778 drugstores, in all 50 states, Puerto Rico, Mexico, and Chile, of which 282 JCPenney department stores and 16 drugstores were owned. In addition, the Company owns ten store locations that are leased to other tenants and not operated as units of the Company. The Company also operated six catalog fulfillment centers, of which four were owned, and owned one store distribution center, three drugstore distribution centers, the insurance company and Eckerd corporate offices, and the Company's home office facility and approximately 244 acres of property in Plano, Texas, adjacent to the facility. Information relating to certain of the Company's facilities included under the captions of "Five Year Financial Summary" and "Five Year Operations Summary", which appear on pages 31 and 32, respectively, of the Company's 1997 Annual Report to Stockholders, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 2 of Form 10-K.

3.  LEGAL PROCEEDINGS.

  On February 4, 1998, Eckerd Corporation was served with a civil complaint which was filed jointly in federal court in Tampa, Florida by the Florida Attorney General, the U.S. Department of Justice, and the U.S. Attorney's Office for the Middle District of Florida. The complaint relates to a practice, which is not limited to Eckerd, known in the drugstore industry as "partial filling" of prescriptions and how they are billed in those relatively limited situations when a customer fails to pick up the balance of a partially filled prescription. The complaint seeks triple the amount of monetary damages and penalties up to $10,000 for each bill for a partially-filled prescription. A Motion to Dismiss and to Strike has been filed by Eckerd and is pending. Additionally, Eckerd and a current and a former employee have been served with subpoenas issued by a federal grand jury in the Middle District of Florida, at the direction of the U.S. Attorney's Office, requesting records and documents pertaining to the partial fill litigation and related matters. Eckerd has also received a Civil Investigative Demand from the Tennessee Attorney General requesting records and documents pertaining to the partial filling of prescriptions in that state. Eckerd is cooperating in each of these investigations.

  On April 22, 1998, a purported class action lawsuit entitled Board of Trustees of the Carpenters & Millwrights of Houston & Vicinity Welfare Trust Fund v. Eckerd Corporation (Civil Action No. 598CV149) was filed in the U.S. District Court for the Eastern District of Texas, Texarkana Division. The complaint, which seeks certification of a nationwide class comprised of all non-governmental entities that have allegedly paid Eckerd for pharmaceuticals and/or prescription medications which were not provided to the entities' insureds and their family members, alleges certain violations of the Racketeering Influenced and Corrupt Organizations Act in connection with the partial filling of prescriptions. The complaint seeks triple the amount of monetary damages, as well as punitive damages, attorneys' fees, and other equitable relief.

  Eckerd denies the aforementioned allegations and intends to pursue the defense of these actions vigorously. Although it is too early to predict the outcome of any of the aforementioned lawsuits or investigations, the complaints focus on a very small percentage of the prescriptions filled by Eckerd and management is of the opinion that the aforementioned matters should not have a material adverse effect on the Company's consolidated financial position or results of operations.

4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matter was submitted to a vote of stockholders during the fourth quarter of fiscal 1997.

                     EXECUTIVE OFFICERS OF THE REGISTRANT.
                     ------------------------------------

The following is a list, as of March 2, 1998, of the names and ages of the executive officers of the Company and of the offices and other positions held by each such person with the Company. The terms of all executive officers will expire on May 15, 1998. There is no family relationship between any of the named persons.

                                        OFFICES AND OTHER POSITIONS
          NAME                            HELD WITH THE COMPANY                        AGE
   ------------------                   ----------------------------                   ---
James E. Oesterreicher................  Chairman of the Board and
                                           Chief Executive Officer; Director           56
W. Barger Tygart......................  Vice Chairman of the Board; Director           62
John T. Cody, Jr......................  President and Chief Operating Officer,
                                           JCPenney Stores, Merchandising,
                                           Marketing, and Catalog                      58
Gary L. Davis.........................  Senior Vice President, Director
                                           of Human Resources and
                                           Administration                              55
Gale Duff-Bloom.......................  President, Marketing and Company
                                           Communications                              58
David V. Evans........................  Senior Vice President, Chief
                                           Information Officer                         53
John E. Fesperman.....................  President and Chief Operating Officer,
                                           JCPenney Insurance, Credit, and
                                           Facilities Services                         52
Thomas D. Hutchens....................  President and Chief Operating
                                           Officer, International                      57
Charles R. Lotter.....................  Executive Vice President, Secretary
                                           and General Counsel                         60
William E. McCarthy...................  Formerly President, Catalog,
                                           Distribution, and Purchasing                56
Donald A. McKay.......................  Executive Vice President and
                                           Chief Financial Officer                     52
Francis A. Newman.....................     Chairman of the Board,
                                        President and Chief Executive
                                           Officer, Eckerd Corporation                 49
Ted L. Spurlock.......................  Formerly Senior Vice President,
                                           Director of Financial Services
                                           and Government Relations                    59

-------------

  Mr. Oesterreicher was elected Chairman of the Board effective January 1997 and has served as Chief Executive Officer since 1995. He served as Vice Chairman of the Board from 1995 to 1997. From 1992 to 1995, he served as President of JCPenney Stores and Catalog.

  Mr. Tygart, who will retire from the Company in 1998, was elected Vice Chairman of the Board, effective November 1, 1997. From 1995 to 1997 he served as President and Chief Operating Officer and a director of the Company. He was elected a Senior Executive Vice President and was named Director of Merchandising, Quality Assurance and Distribution in 1992. In 1993, he was appointed Director of Merchandising and Support Operations, and served in that capacity until 1995. He has also served as a director of Eckerd Corporation since February 1997.

  Mr. Cody was elected President and Chief Operating Officer, JCPenney Stores, Merchandising, Marketing, and Catalog, effective November 1, 1997. From 1995 to May 1997, he served as President of JCPenney Stores, and from May 1997 to November 1997, he served as President of Merchandising. He was elected an Executive Vice President in 1992 and served as Director of JCPenney Stores from 1992 to 1995.

  Mr. Davis, who was elected Executive Vice President, Chief Human Resources and Administration Officer, effective April 1, 1998, has served as Senior Vice President, Director of Human Resources and Administration since 1997. From 1996 to 1997, he served as Senior Vice President and Director of Personnel and Administration. He was elected President of the Northwestern Region in 1992 and served in that capacity until 1996.

  Ms. Duff-Bloom was elected President of Marketing and Company Communications in February 1996. She was elected Senior Executive Vice President and served as Director of Personnel and Company Communications from January 1995 to February 1996. She was elected an Executive Vice President in 1993 and served as Director of Administration from 1993 to 1995. She served as Senior Vice President and Associate Director of Merchandising from 1990 to 1993.

  Mr. Evans was elected Senior Vice President, Chief Information Officer, effective November 1, 1997. Prior to that, he served as Senior Vice President, Director of Information Systems and from 1995 to 1997 he served as Senior Vice President, Director of Planning and Information Systems. He was elected a Vice President in 1987 and served as Director of Information Systems from 1987 to 1995.

  Mr. Fesperman was elected President and Chief Operating Officer, JCPenney Insurance, Credit, and Facilities Services effective December 1, 1997. Prior to that, he served as Senior Vice President, Director of Planning, Facilities, and International Development and from 1996 to 1997 he served as Senior Vice President and Director of Support Services and Subsidiary Operations. He was elected a Vice President in 1993 and served as Director of Insurance from 1991 to 1996.

  Mr. Hutchens was elected President and Chief Operating Officer, International, effective November 1, 1997. From 1995 to May 1997, he served as President of Merchandising Worldwide, and from May 1997 to November 1997, he served as President of JCPenney Stores. He was elected an Executive Vice President in 1992 and served as Director of Merchandising from 1992 to 1995.

  Mr. Lotter was elected an Executive Vice President in 1993. He was elected Senior Vice President, General Counsel and Secretary in 1987. He has also served as a director of Eckerd Corporation since December 1996.

  Mr. McCarthy, who will retire from the Company in 1998, served as President of Catalog, Distribution, and Purchasing from 1995 to 1998. He was elected President, Catalog Division in 1992, and served in that capacity until 1995.

  Mr. McKay was elected an Executive Vice President in 1997. He was elected Senior Vice President and Chief Financial Officer in 1996. From 1994 to 1996, he served as Vice President and Controller. He was elected Vice President and Treasurer in 1985 and served in that capacity until 1994. He has also served as a director of Eckerd Corporation since December 1996.

  Mr. Newman was elected Chairman of the Board of Eckerd Corporation in May 1997. He has served as Chief Executive Officer of Eckerd Corporation since February 1996. He is also President and a director of Eckerd Corporation, positions he has held since July 1993. Prior to joining Eckerd, Mr. Newman served as President, Chief Executive Officer and a director of F&M Distributors, Inc. ("F&M"), a drugstore chain, since 1986. F&M filed bankruptcy under Chapter 11 of the United States Bankruptcy Code in December 1994. Prior to joining F&M, he was the Executive Vice President of Household Merchandising, Inc., a retail firm, from 1984 to 1986 and the Senior Vice President of Merchandising for F. W. Woolworth, a retail firm, from 1980 to 1984.

  Mr. Spurlock, who will retire from the Company in 1998, was elected a Senior Vice President in 1992. He served as Director of Financial Services and Government Relations from 1995 to 1997 and Director of Financial Services and Company Communications from 1992 to 1995.

                                    PART II
                                    -------

5.  MARKET FOR REGISTRANT'S COMMON EQUITY
    AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock is traded principally on the New York Stock Exchange, as well as on other exchanges in the United States. In addition, the Company has issued approximately 1.2 million shares of Series B ESOP Convertible Preferred Stock pursuant to a leveraged employee stock ownership plan. Additional information relating to the Common Stock and Preferred Stock of the Company included under the captions "Consolidated Statements of Stockholders' Equity" (page 19), "Capital Stock" (page 26), and "Quarterly Data (Unaudited)" (page 31), which appear in the Company's 1997 Annual Report to Stockholders on the pages indicated in the parenthetical references, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 5 of Form 10-K.

6.  SELECTED FINANCIAL DATA.

  Information for the fiscal years 1993-1997 included in the "Five Year Financial Summary" on page 31 of the Company's 1997 Annual Report to Stockholders is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 6 of Form 10-K.

7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The discussion and analysis included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", which appears in the Company's 1997 Annual Report to Stockholders on pages 13 through 17 thereof, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 7 of Form 10-K.

7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Not Applicable

8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Consolidated Balance Sheets of the Company and subsidiaries as of January 31, 1998 and January 25, 1997, and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended January 31, 1998, appearing on pages 18 through 21 of the Company's 1997 Annual Report to Stockholders, together with the Independent Auditors' Report of KPMG Peat Marwick LLP, independent certified public accountants, appearing on page 22 of the Company's 1997 Annual Report to Stockholders, the Notes to Consolidated Financial Statements on pages 23 through 30, and the quarterly financial highlights ("Quarterly Data (unaudited)")appearing on page 31 thereof, are incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 8 of Form 10-K.

9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
    ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  The Company has had no change in, or disagreements with, its independent certified public accountants on accounting or auditing matters or on financial statement disclosure.

                                   PART III*
                                   --------

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.*

11. EXECUTIVE COMPENSATION.*

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
    OWNERS AND MANAGEMENT.*

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.*

-----------------
  * Pursuant to General Instruction G to Form 10-K, the information called for by Items 10, with respect to directors of the Company (to the extent not set forth in Part I hereof), 11, 12, and 13 is incorporated by reference to the Company's 1998 Proxy Statement, which involves the election of directors, the final copy of which the Company filed with the Securities and Exchange Commission, pursuant to Regulation 14A, on April 9, 1998.

                                    PART IV
                                    -------


14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
    REPORTS ON FORM 8-K.

  (a)(1) All Financial Statements. See Item 8 of this Annual Report on Form 10-K for financial statements incorporated by reference to the Company's 1997 Annual Report to Stockholders.

  (a)(2) Financial Statement Schedules. The following schedule is attached on Page F-1.

  II. Valuation and Qualifying Accounts and Reserves

  See Independent Auditors' Report of KPMG Peat Marwick LLP, independent certified public accountants, appearing on page 12 of this Annual Report on Form 10-K.

  All other schedules have been omitted as they are inapplicable or not required under the rules, or the information has been submitted in the consolidated financial statements and related material to the

Company's 1997 Annual Report to Stockholders incorporated herein by reference and filed hereto as Exhibit 13.

  Separate financial statements are filed for J. C. Penney Funding Corporation, a wholly owned consolidated subsidiary, in its separate Annual Report on Form 10-K for the 53 weeks ended January 31, 1998, which financial statements, together with the Independent Auditors' Report of KPMG Peat Marwick LLP thereon, are incorporated herein by reference and filed hereto as Exhibit 99(b).

  (a)(3) Exhibits.  See separate Exhibit Index on pages G-1  through G-11.

  (b)    Current Reports on Form 8-K.  None.

  (c) Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form is filed as part of the separate
Exhibit Index on pages G-1 through G-11 and specifically identified as such beginning on page G-6.

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


                                        J. C. PENNEY COMPANY, INC.
                                        --------------------------
                                              (Registrant)



                                        By /s/ C. R. LOTTER
                                          -----------------------------
                                              C. R. Lotter
                                              Executive Vice President,
                                              Secretary and General Counsel


Dated:  April 30, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   SIGNATURES                     TITLE                                DATE
   ----------                     -----                                ----
J. E. Oesterreicher*      Chairman of the Board and                April 30, 1998
----------------------      Chief Executive Officer (principal
                            executive officer); Director
J. E. Oesterreicher

W. B. Tygart*             Vice Chairman of the Board;              April 30, 1998
----------------------      Director
W. B. Tygart

D. A. McKay*              Executive Vice President and             April 30, 1998
----------------------      Chief Financial Officer
                            (principal financial officer)
D. A. McKay

W. J. Alcorn*             Vice President and Controller            April 30, 1998
----------------------      (principal accounting officer)
W. J. Alcorn

M. A. Burns*              Director                                 April 30, 1998
----------------------
M. A. Burns

V. E. Jordan, Jr.*        Director                                 April 30, 1998
----------------------
V. E. Jordan, Jr.

George Nigh*              Director                                 April 30, 1998
----------------------
George Nigh

J. C. Pfeiffer*           Director                                 April 30, 1998
----------------------
J. C. Pfeiffer

A. W. Richards*           Director                                 April 30, 1998
----------------------
A. W. Richards

F. Sanchez-Loaeza*        Director                                 April 30, 1998
----------------------
F. Sanchez-Loaeza

C. S. Sanford, Jr.*       Director                                 April 30, 1998
----------------------
C. S. Sanford, Jr.

R. G. Turner*             Director                                 April 30, 1998
----------------------
R. G. Turner

J. D. Williams*           Director                                 April 30, 1998
----------------------
J. D. Williams

*By /s/ C. R. Lotter
   --------------------------
    C. R. Lotter
    Attorney-in-fact

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Board of Directors of
J. C. Penney Company, Inc.:

Under date of February 26, 1998, we reported on the consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries as of January 31, 1998 and January 25, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 1998, as contained in the 1997 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Company's Annual Report on Form 10-K for the 1997 fiscal year. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in Item 14(a)(2) of the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                          /S/ KPMG Peat Marwick LLP


Dallas, Texas
February 26, 1998

                                                                     SCHEDULE II
                           J. C. PENNEY COMPANY, INC.
                                AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                              (Amounts in millions)

----------------------------------------------------------------------------------------------

                                                       53 Weeks            52 Weeks Ended
                                                        Ended        -------------------------
                                                      January 31,    January 25,   January 27,
DESCRIPTION                                             1998           1997          1996
----------------------------------------------------------------------------------------------
Reserves deducted from assets
-----------------------------

Allowance for doubtful accounts (1)
     Balance at beginning of period                     $  77        $  63           $  55
     Additions charged to costs and
       expenses                                           249          196             163
     Deductions of write-offs, less
       recoveries                                        (221)        (182)           (155)
                                                        -----        -----           -----

     Balance at end of period                           $ 105        $  77           $  63
                                                        =====        =====           =====

     (1) Excludes amounts related to the Company's retained interest in JCP Master Credit Card Trust.

Allowance for loan losses -
     JCPenney National Bank
     Balance at beginning of period                     $  51        $  47           $  44
     Additions charged to costs and
        expenses                                            8           83              45
     Deductions of write-offs, less
        recoveries                                        (11)         (79)            (42)
     Reduction in reserves related
        to the sale of the bank
        receivables portfolio                             (48)          --              --
                                                        -----        -----           -----

     Balance at end of period                           $  --        $  51           $  47
                                                        =====        =====           =====



Other reserves
     Valuation reserve - retained interest
        in JCP Master Credit Card Trust                    40           28              21
     Other receivables                                      7           --              --
                                                        -----        -----           -----

     Balance at end of period                           $  47        $  28           $  21
                                                        =====        =====           =====

                                 EXHIBIT INDEX
                                 -------------

               Exhibit
               -------


3.   (i)    ARTICLES OF INCORPORATION  Restated Certificate of Incorporation of
            the Company(incorporated by reference to Exhibit (3)(i) to Company's
            Quarterly Report on Form 10-Q for the thirteen week period ended
            April 27, 1996*).


     (ii) BYLAWS Bylaws of Company, as amended to January 11, 1995 (incorporated by reference to Exhibit 3(ii)(a) to Company's Annual Report on Form 10-K for the 52 week period ended January 28, 1995*).

4.   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

        (a) Indenture, dated as of October 1, 1982, between the Company and U.S. Bank Trust National Association (formerly First Trust of California, National Association) (as Successor Trustee to Bank of America National Trust and Savings Association) (incorporated by reference to Exhibit 4(a) to Company's Annual Report on Form 10-K for the 52 week period ended January 29, 1994*).

        (b) First Supplemental Indenture, dated as of March 15, 1983, between the Company and U.S. Bank Trust National Association (formerly First Trust of California, National Association) (as Successor Trustee to Bank of America National Trust and Savings Association)(incorporated by reference to Exhibit 4(b) to Company's Annual Report on Form 10-K for the 52 week period ended January 29, 1994*).

        (c) Second Supplemental Indenture, dated as of May 1, 1984, between the Company and U.S. Bank Trust National Association (formerly First Trust of California, National Association)(as Successor Trustee to Bank of America National Trust and Savings Association)(incorporated by reference to Exhibit 4(c) to Company's Annual Report on Form 10-K for the 52 week period ended January 29, 1994*).

        (d) Third Supplemental Indenture, dated as of March 7, 1986, between the Company and U.S. Bank Trust National Association (formerly First Trust of California, National Association) (as Successor Trustee to Bank of America National Trust and Savings Association)(incorporated by reference to Exhibit 4(d) to Company's Registration Statement on Form S-3, SEC File No.33-
              3882).

        (e) Fourth Supplemental Indenture, dated as of June 7, 1991, between the Company and U.S. Bank Trust National Association (formerly First Trust of California, National Association) (as Successor Trustee to Bank of America National Trust and Savings Association)(incorporated by reference to Exhibit 4(e) to Registrant's Registration Statement on Form S-3, SEC File No. 33-41186).

        (f) Indenture, dated as of April 1, 1994, between the Company and U.S. Bank Trust National Association (formerly First Trust of California, National Association) (as Successor Trustee to Bank of America National Trust and Savings Association) (incorporated by reference to Exhibit 4(a) to Company's Registration Statement on Form S-3, SEC File No. 33-53275).

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

        (k) Amended and Restated 364-Day Revolving Credit Agreement dated as of December 3, 1996, among J. C. Penney Company, Inc., J. C. Penney Funding Corporation, the Lenders party thereto, Morgan Guaranty Trust Company of New York, as Agent for the Lenders, and Bank of America Illinois, Bankers Trust Company, The Chase Manhattan Bank, Citibank, N.A., Credit Suisse, and NationsBank of Texas, N.A., as Co-Agents for the Lenders (incorporated by reference to Exhibit 4(d) to J. C. Penney Funding Corporation's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997, SEC File No. 1-4947-1).

        (l) Amended and Restated Five-Year Revolving Credit Agreement dated as of December 3, 1996, among J. C. Penney Company, Inc., J. C. Penney Funding Corporation, the Lenders party thereto, Morgan Guaranty Trust Company of New York, as Agent for the Lenders, and Bank of America Illinois, Bankers Trust Company, The Chase Manhattan Bank, Citibank, N.A., Credit Suisse, and NationsBank of Texas, N.A., as Co-Agents for the Lenders (incorporated by reference to Exhibit 4(e) to J. C. Penney Funding Corporation's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997, SEC File No. 1-4947-1).

        (m) Amendment and Restatement Agreement to 364-Day Revolving Credit Agreement, dated as November 21, 1997, among J. C. Penney Company, Inc., J. C. Penney Funding Corporation, the Lenders party thereto, Morgan Guaranty Trust Company of New York, as Agent, and Bank of America National Trust and Savings Association, Bankers Trust Company, The Chase Manhattan Bank, Citibank, N.A., Credit Suisse First Boston and NationsBank of Texas, N.A., as Managing Agents (incorporated by reference to Exhibit 4(f) to J. C. Penney Funding Corporation's Annual Report on Form 10-K for the 53 weeks ended January 31, 1998, SEC File No. 1-4947-1).

        (n) Amendment and Restatement Agreement to Five-Year Revolving Credit Agreement, dated as of November 21, 1997, among J. C. Penney Company, Inc., J. C. Penney Funding Corporation, the Lenders party thereto, Morgan Guaranty Trust Company of New York, as Agent, and Bank of America National Trust and Savings Association, Bankers Trust Company, The Chase Manhattan Bank, Citibank, N.A., Credit Suisse First Boston and NationsBank of Texas, N.A., as Managing Agents (incorporated by reference to Exhibit 4(g) to J. C. Penney Funding Corporation's Annual Report on Form 10-K for the 53 weeks ended January 31, 1998, SEC File No. 1-4947-1).

        (o) Guaranty dated as of February 17, 1997, executed by J. C. Penney Company, Inc. (incorporated by reference to Exhibit 4(c) to J. C. Penney Funding Corporation's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997, SEC File No. 1-4947-1).

        (p) Guaranty dated as of December 3, 1996, executed by J. C. Penney Company Inc. with respect to the Amended and Restated 364-Day and Five-Year Revolving Credit Agreements, each dated as of December 3, 1996 (incorporated by reference to Exhibit 4(m) to J. C. Penney Funding Corporation's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997, SEC File No. 1-4947-1).

    Other instruments evidencing long-term debt have not been filed as exhibits hereto because none of the debt authorized under any such instrument exceeds 10 percent of the total assets of the Registrant and its consolidated subsidiaries. The Registrant agrees to furnish a copy of any of its long-term debt instruments to the Securities and Exchange Commission upon request.

10. MATERIAL CONTRACTS

    (i) OTHER THAN COMPENSATORY PLANS OR
        ARRANGEMENTS

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

        (c)   Loan Agreement dated as of January 28, 1986 between Company and J.
              C. Penney Funding Corporation (incorporated by reference to
              Exhibit 4 to Company's Current Report on Form 8-K, Date of
              Report -January 28, 1986*).

        (d) Amendment No. 1 to Loan Agreement dated as of January 28, 1986 between Company and J. C. Penney Funding Corporation (incorporated by reference to Exhibit 1 to Company's Current Report on Form 8-K, Date of Report -December 31, 1986*).

        (e) Amendment No. 2 to Loan Agreement dated as of January 28, 1986 between Company and J. C. Penney Funding Corporation (incorporated by reference to Exhibit 10(i)(e) to Company's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

        (f) Personal Services Agreement dated as of February 12, 1997 between Company and W. R. Howell (incorporated by reference to Exhibit 10(i)(f) to Company's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

    (ii) COMPENSATORY PLANS OR ARRANGEMENTS REQUIRED TO BE FILED AS EXHIBITS TO THIS REPORT PURSUANT TO ITEM 14 (C) OF THIS REPORT.

         (a) J. C. Penney Company, Inc. 1989 Management Incentive Compensation Program as amended through March 27, 1990 (incorporated by reference to Exhibit 10(e) to Company's Annual Report on Form 10-K for the 52 week period ended January 27, 1990*).

         (b) September 1995 Amendment to J. C. Penney Company, Inc. 1989 Management Incentive Compensation Program, as amended (incorporated by reference to Exhibit 10(ii)(b)to Company's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

         (c) Supplemental Retirement Program for Management Profit-Sharing Associates of J. C. Penney Company, Inc., as amended through April 1, 1996 (incorporated by reference to Exhibit 10(ii)(c) to Company's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

         (d) July 1997 Amendment to Supplemental Retirement Program for Management Profit-Sharing Associates of J. C. Penney Company, Inc. (incorporated by reference to Exhibit 10(b) to Company's Quarterly Report on Form 10-Q for the 13 and 39 week periods ended October 25, 1997*).

         (e) December 1997 Amendment to Supplemental Retirement Program for Management Profit-Sharing Associates of J. C. Penney Company, Inc.

         (f) J. C. Penney Company, Inc. Retirement Plan for Non-Associate Directors (incorporated by reference to Exhibit 10(b) to Company's Quarterly Report on Form 10-Q for the 13 week period ended April 26, 1997*).

         (g) J. C. Penney Company, Inc. Directors' Equity Program Tandem Restricted Stock Award/Stock Option Plan (incorporated by reference to Exhibit 10(k) to Company's Annual Report on Form 10-K for the 52 week period ended January 28, 1989*).

         (h) J. C. Penney Company, Inc. 1984 Equity Compensation Plan, as amended through January 31, 1989 (incorporated by reference to Exhibit 10(l) to Company's Annual Report on Form 10-K for the 52 week period ended January 28, 1989*).

         (i) February 1995 Amendment to J. C. Penney Company, Inc. 1984 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10(ii)(j) to Company's Annual Report on Form 10-K for the 52 week period ended January 28, 1995*).

         (j) J. C. Penney Company, Inc. 1989 Equity Compensation Plan (incorporated by reference to Exhibit A to Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 19, 1989*).

         (k) February 1995 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan (incorporated by reference to Exhibit 10(ii)(k) to Company's Annual Report on Form 10-K for the 52 week period ended January 28, 1995*).

         (l) February 1996 Amendment to J. C. Penney Company, Inc. 1989 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10(ii)(k) to Company's Annual Report on Form 10-K for the 52 week period ended January 27, 1996*).

         (m) J. C. Penney Company, Inc. 1993 Equity Compensation Plan (incorporated by reference to Exhibit A to Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 21, 1993*).

         (n) February 1995 Amendment to J. C. Penney Company, Inc. 1993 Equity Compensation Plan (incorporated by reference to Exhibit 10(ii)(l) to Company's Annual Report on Form 10-K for the 52 week period ended January 28, 1995*).

         (o) November 1995 Amendment to J. C. Penney Company, Inc. 1993 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10(ii)(n) to Company's Annual Report on Form 10-K for the 52 week period ended January 27, 1996*).

         (p) J. C. Penney Company, Inc. 1993 Non-Associate Directors' Equity Plan (incorporated by reference to Exhibit B to Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 21, 1993*) .

         (q) February 1995 Amendment to J. C. Penney Company, Inc. 1993 Non-Associate Directors' Equity Plan (incorporated by reference to
               Exhibit 10(ii)(m) to Company's Annual Report on Form 10-K for the 52 week period ended January 28, 1995*).

         (r) J. C. Penney Company, Inc. Deferred Compensation Plan as amended through July 14, 1993 (incorporated by reference to Exhibit 10(a) to Company's Report on Form 10-Q for the 13 and 26 week periods ended July 31, 1993*).

         (s) J. C. Penney Company, Inc. Deferred Compensation Plan for Directors, as amended effective April 9, 1997 (incorporated by reference to Exhibit 10(a) to Company's Quarterly Report on Form 10-Q for the 13 week period ended April 26, 1997*).

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

         (v) April 1997 amendment to J. C. Penney Company, Inc. 1995 Deferred Compensation Plan (incorporated by reference to Exhibit 10(d) to Company's Quarterly Report on Form 10-Q for the 13 and 39 week periods ended October 25, 1997*).

         (w)   Directors' Charitable Award Program (incorporated by reference to
               Exhibit 10(r) to Company's Annual Report on Form 10-K for the 52 week period ended January 27, 1990*).

         (x) Form of Indemnification Trust Agreement between Company and Chemical Bank dated as of July 30, 1986, as amended (incorporated by reference to Exhibit 1 to Exhibit B to Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1987*).

         (y) Form of Indemnification Agreement between Company and individual Indemnitees (incorporated by reference to Exhibit B to Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1987*).

         (z) J. C. Penney Company, Inc. Benefit Restoration Plan (incorporated by reference to Exhibit 10(ii)(y) to Company's Annual Report on Form 10-K for the 52 week period ended January 27, 1996*).

         (aa) February 1996 Amendment to J. C. Penney Company, Inc. Benefit Restoration Plan (incorporated by reference to Exhibit 10(ii)(z) to Company's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

         (ab) July 1997 Amendment to J. C. Penney Company, Inc. Benefit Restoration Plan (incorporated by reference to Exhibit 10(c) to Company's Quarterly Report on Form 10-Q for the 13 and 39 week periods ended October 25, 1997*).

         (ac) December 1997 Amendment to J. C. Penney Company, Inc. Benefit Restoration Plan.

         (ad) Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates of J. C. Penney Company, Inc. (incorporated by reference to Exhibit 10(ii)(aa) to Company's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

         (ae) January 1995 Amendment to Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates of J. C. Penney Company, Inc.(incorporated by reference to Exhibit 10(ii)(ab) to Company's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

         (af) November 1997 Amendment to Supplemental Term Life Insurance Plan for Management Profit-

               Sharing Associates of J. C. Penney Company, Inc.

         (ag) Employment Agreement dated as of February 4, 1996 between Eckerd Corporation and Francis A. Newman (incorporated by reference to
               Exhibit 10.26 to Eckerd Corporation's Annual Report on Form 10-K for the fiscal year ended February 3, 1996, SEC File No. 1-4844).

         (ah) Amendment No. 1, dated as of November 2, 1996, to the Employment Agreement dated as of February 4, 1996, by and between Eckerd Corporation and Francis A. Newman (incorporated by reference to Exhibit (c)(3) to Company's Schedule 14D-1 dated November 2, 1996*).

         (ai) J. C. Penney Company, Inc. 1997 Equity Compensation Plan (incorporated by reference to Exhibit A to Company's definitive proxy statement for its Annual Meeting of Stockholders held on May 16, 1997*).

         (aj)  J. C. Penney Company, Inc. 1998 EVA Performance Plan.

*  SEC file number 1-777

11. STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

    Computation of Net Income Per Common Share.

12. STATEMENT RE: COMPUTATION OF RATIOS

    (a) Computation of Ratios of Available Income to Combined Fixed Charges and Preferred Stock Dividend Requirement.
    (b)     Computation of Ratios of Available Income to Fixed Charges.

13. ANNUAL REPORT TO SECURITY HOLDERS

    Excerpt from Company's 1997 Annual Report to Stockholders.

21. SUBSIDIARIES OF THE REGISTRANT

    List of certain subsidiaries of the Company at March 2, 1998.

23. CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

24. POWER OF ATTORNEY

27. FINANCIAL DATA SCHEDULE

    (a)  Financial Data Schedule for the 53 week period ended January 31, 1998.
    (b) Restated Financial Data Schedule for the 52 week period ended January 25, 1997.
    (c) Restated Financial Data Schedule for the 52 week period ended January 27, 1996.

99. ADDITIONAL EXHIBITS

    (a) Item 1 of J. C. Penney Funding Corporation Annual Report on Form 10-K for the 53 weeks ended January 31, 1998 (incorporated by reference to J. C. Penney Funding Corporation Annual Report on Form 10-K for the 53 weeks ended January 31, 1998 filed concurrently herewith, SEC File No. 1-4947-1).

    (b)  Excerpt from J. C. Penney Funding Corporation Annual Report.