Form 10-Q
period 1998-05-02
PENNEY J C CO INC
filed 1998-06-12
CIK 77182

                          SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D. C.
                                        20549

                                  _______________

                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                                  _______________

     For the 13 week period                       Commission file number 1-777
     ended May 2, 1998

                               J. C. PENNEY COMPANY, INC.
     ___________________________________________________________________________
               (Exact name of registrant as specified in its charter)

                   Delaware                                     13-5583779
     ___________________________________________________________________________
       (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                    Identification No.)

     6501 Legacy Drive, Plano, Texas                             75024 - 3698
     __________________________________________________________________________
     (Address of principal executive offices)                     (Zip Code)


     Registrant's telephone number, including area code        (972) 431-1000
                                                        ________________________

                                     ___________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X   .       No        .
         _______           _______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     253,075,613 shares of Common Stock of 50c par value, as of May 15, 1998.

     PART I - FINANCIAL INFORMATION

     ITEM 1 - Financial Statements.

     The following interim financial information is unaudited but, in the opinion of the Company, includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. Certain prior year amounts have been restated to conform with the current year presentation. The financial information should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the 53 weeks ended January 31, 1998.

     Statements of Income
     (Amounts in millions except per share data)
                                                               13 weeks ended
                                                           ____________________
                                                              May 2,   Apr. 26,
                                                              1998       1997
                                                           _________  _________

     Retail sales                                          $  6,806   $  6,481
     Insurance revenue                                          246        224
                                                           ________   ________
     Total revenue                                            7,052      6,705
                                                           ________   ________

     Costs and expenses
       Cost of goods sold, occupancy, buying,
         and warehousing costs                                4,902      4,677
       Selling, general, and administrative
         expenses                                             1,548      1,514
       Costs and expenses of insurance operations               193        172
       Other                                                     (3)       (10)
       Net interest expense and credit
         operations                                              93         81
       Amortization of intangible assets
         and minority interest                                   35         41
       Business acquisition and consolidation
         expenses, net                                           --          2
                                                           ________   ________
     Total costs and expenses                                 6,768      6,477
                                                           ________   ________

     Income before income taxes                                 284        228
     Income taxes                                               110         89
                                                           ________   ________

     Net income                                            $    174   $    139
                                                           ========   ========



     Earnings per common share:

     Net income                                            $    174   $   139
     Less: preferred stock dividends                            (10)      (10)
                                                           ________   _______
     Earnings for Basic EPS                                     164       129
     Stock options and convertible
       preferred stock                                            9         9
                                                           ________   _______
     Earnings for Diluted EPS                              $    173   $   138

     Shares
     Average shares outstanding (used for Basic EPS)            252       240
     Common stock equivalents                                    20        21
                                                           ________   _______
     Average Diluted shares outstanding                         272       261






     Earnings per share:
     Basic                                                 $  0.65    $  0.54
     Diluted                                                  0.64       0.53

     Balance Sheets
     (Amounts in millions)

                                                   May 2,     Apr. 26, Jan. 31,
                                                    1998        1997     1998
                                                  _______     ________ ________

     ASSETS

     Current assets

       Cash and short term investments
         of $252, $2,468, and $208                $   252    $  2,553  $   287

       Retained interest in JCP Master
         Credit Card Trust                            998         901    1,073

        Receivables, net                            3,477       3,580    3,819

        Merchandise inventories                     5,922       5,830    6,162

        Prepaid expenses                              147          62      143
                                                 ________    ________  _______

          Total current assets                     10,796      12,926   11,484

     Properties, net of accumulated
          depreciation of $3,072, $2,970,
          and $2,945                                5,344       5,024    5,329

     Investments, primarily insurance operations    1,781       1,593    1,774

     Deferred insurance policy acquisition costs      769         682      752

     Goodwill and other intangible assets
          net of accumulated amortization
          of $143, $33, and $108                    2,958       2,972    2,940

     Other assets                                   1,162       1,339    1,214
                                                 ________    ________  _______

                                                 $ 22,810    $ 24,536 $ 23,493
                                                 ========    ======== ========

                                         -3-
     Balance Sheets
     (Amounts in millions)
                                                   May 2,     Apr. 26,  Jan. 31,
                                                    1998        1997      1998
                                                  ________   ________  ________
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
       Accounts payable and accrued expenses      $  3,239   $  3,210  $  4,155
       Short term debt                               1,500      2,597     1,417
       Current maturities of long term debt            449        250       449
       Deferred taxes                                  124         78       116
                                                  ________   ________   _______
         Total current liabilities                   5,312      6,135     6,137

     Long term debt                                  6,983      7,538     6,986

     Deferred taxes                                  1,351      1,464     1,325

     Insurance policy and claims reserves              890        799       872

     Other liabilities                                 829      1,424       816
                                                  ________   ________   _______

         Total liabilities                          15,365     17,360    16,136

     Stockholders' equity
       Preferred stock, without par value:
         Authorized, 25 million shares -
         issued, 1 million shares of
         Series B ESOP convertible preferred           508        558       526
       Guaranteed LESOP obligation                     (49)      (142)      (49)
       Common stock, par value 50c:
         Authorized, 1,250 million shares -
         issued, 253, 248, and 251 million
         shares                                      2,834      2,667     2,766
                                                  ________   ________  ________

       Total capital stock                           3,293      3,083     3,243
                                                  ________   ________  ________

       Reinvested earnings at beginning
         of year                                     4,114      4,110     4,110

       Comprehensive income
         Net income                                    174        139       566

         Net unrealized change in debt
         and equity securities and foreign
         currency translation adjustments,
         net of tax                                      1        (24)       11
                                                  ________   ________  ________

       Total comprehensive income                      175        115       577

       Common stock dividends declared                (137)      (132)     (533)

       Preferred stock dividends
         declared, net of taxes                         --         --       (40)
                                                  ________   ________  ________

       Reinvested earnings at end of
         period                                      4,152      4,093     4,114
                                                  ________   ________  ________

         Total stockholders' equity                  7,445      7,176     7,357
                                                  ________   ________  ________

                                                  $ 22,810   $ 24,536  $ 23,493
                                                  ========   ========  ========

     The accumulated balances for net unrealized changes in debt and equity securities were $67, $28, and $66, and for currency translation adjustments were ($18), ($15), and ($18) as of the respective dates shown.

     Statements of Cash Flows
     (Amounts in millions)

                                                               13 weeks ended
                                                           _____________________
                                                              May 2,   Apr. 26,
                                                              1998       1997
                                                           _________  __________

     Operating activities

     Net income                                            $    174   $    139
     Depreciation and amortization, including
         intangibles                                            167        149
     Deferred taxes                                              34        128
     Change in cash from:
         Customer receivables                                   355        307
         Inventories, net of trade payables                     (71)      (143)
         Other assets and liabilities, net                     (475)      (358)
                                                           ________   ________
                                                                184        222
                                                           ________   ________

     Investing activities

     Capital expenditures                                      (160)      (195)
     Proceeds from the sale of bank receivables                  --        684
     Purchases of investment securities                         (83)      (140)
     Proceeds from sales of investment securities                76        114
     Change in Retained Interest in
         JCP Master Credit Card Trust                            75        209
                                                           ________   ________
                                                                (92)       672
                                                           ________   ________

     Financing activities

     Change in short term debt                                   83     (1,353)
     Net proceeds from the issuance of long term debt            --      2,988
     Common stock issued, net                                    68         21
     Preferred stock retired                                    (18)       (10)
     Dividends paid, preferred and common                      (260)      (118)
                                                           ________   ________
                                                               (127)     1,528
                                                           ________   ________

     Net increase/(decrease) in cash and short term
       investments                                              (35)     2,422

     Cash and short term investments at beginning
       of year                                                  287        131
                                                           ________   ________

     Cash and short term investments at end of
       first quarter                                       $    252   $  2,553
                                                           ========   ========

     Non-cash transaction
     ____________________

     On February 27, 1997, the Company completed the second step of the acquisition of Eckerd Corporation through the exchange of 23.2 million shares of JCPenney common stock for the remaining 49.9 per cent of the outstanding common stock of Eckerd. The value of the non-cash portion of the acquisition was approximately $1.3 billion.

     Operating Segment Information

                                                             13 weeks ended
                                                          ____________________
                                                            May 2,     Apr. 26,
                                                             1998        1997
                                                          ________   _________
     Sales and revenue
       JCPenney stores and catalog                         $  4,242   $  4,142
       Eckerd drugstores                                      2,564      2,339
       Direct marketing - insurance                             246        224
                                                           ________   ________
       Total sales and revenue                             $  7,052   $  6,705
                                                           ========   ========

     Operating earnings - LIFO (1)
       JCPenney stores and catalog                         $    234   $    162
       Eckerd drugstores                                        122        128
       Direct marketing - insurance                              53         52
                                                           ________   ________
       Total operating segments                                 409        342

       Net interest and credit operations                       (93)       (81)
       Other (2)                                                (32)       (33)
                                                           ________   ________
       Total operating earnings                            $    284   $    228
                                                           ========   ========

     (1) Total Company operating earnings equals income before income taxes as shown on the consolidated statement of income.

     (2) Other operating earnings consists principally of investment capital gains, real estate operations, and amortization of goodwill and other intangible assets.

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Financial Condition
     ___________________


     Merchandise inventories on a FIFO basis totaled $6,155 million at the end of the first quarter compared with $6,042 million at the end of last year's first quarter. Inventories for JCPenney stores and catalog were well managed during the quarter and totaled $4,029 million at May 2, 1998 as compared with $4,309 million at the end of last year's first quarter, a 6.5 per cent decrease. Eckerd drugstore inventories totaled $2,126 million compared with $1,733 million last year, an increase of 22.7 per cent. The current cost of inventories exceeded the LIFO basis amount carried on the balance sheet by approximately $234 million at May 2, 1998, $225 million at January 31, 1998, and $212 million at April 26, 1997.

     Properties, net of accumulated depreciation, totaled $5,344 million at May 2, 1998 compared with $5,024 million at the end of last year's first quarter.

     Goodwill and other intangible assets, net, was $2,958 million compared with $2,972 million as of April 26, 1997.

     There were no significant changes in long term debt during the first quarter of 1998. During the first quarter of 1997, the Company issued $3.0 billion of debt. The proceeds from these borrowings were used principally to fund the Eckerd acquisition. Total debt, both on and off-balance-sheet, was $11.2 billion at May 2, 1998, up $0.4 billion compared with April 26, 1997 levels.

     On March 11, 1998, the Board of Directors increased the quarterly dividend to 54.5 cents per share, or an indicated annual rate of $2.18 per share. The regular quarterly dividend of 54.5 cents per share on the Company's outstanding common stock was paid on May 1, 1998, to stockholders of record on April 13, 1998.

     Results of Operations
     _____________________


     Ratios useful in analyzing the results of operations are as follows:

                                                           13 weeks ended
                                                        ____________________
                                                          May 2,     Apr. 26,
                                                           1998        1997
                                                        ________    _________

     Sales and revenue, per cent increase
       JCPenney stores                                      2.3        5.8
       Eckerd drugstores                                    9.6       11.2 (1)
       Catalog                                              2.8        0.8
       Insurance                                            9.8       16.7

     Comparable store sales, per cent
       increase
        JCPenney stores                                     1.9        4.5
        Eckerd drugstores                                   8.0        7.7
     Results as a per cent of sales/revenue
     LIFO Gross margin
        JCPenney stores and catalog                        31.7       31.0
        Eckerd drugstores                                  21.9       22.2
     FIFO gross margin
        JCPenney stores and catalog                        31.7       31.0
        Eckerd drugstores                                  22.2       22.2
     Selling, general, and adminis-
       trative expenses
        JCPenney stores and catalog                        26.2       27.1
        Eckerd drugstores                                  17.1       16.7
     FIFO Operating profit (2)
        JCPenney stores and catalog                         5.5        3.9
        Eckerd drugstores                                   5.1        5.5
        Insurance                                          21.5       23.2
     Effective income tax rate                             38.7       39.1

        (1) The percentage shown has been calculated using 1996 pro forma data, assuming the Company's drugstore acquisitions had occurred at the beginning of 1996.

        (2) Operating profit by segment excludes interest, amortization, business acquisition expenses, and taxes.



     Operating profit, excluding interest, amortization, business acquisition expenses, and taxes for the quarter totaled $412 million, an increase of
     17.0 per cent from last year's first quarter. The increase was principally related to improved performance within JCPenney stores. Income before income taxes for the 13 weeks ended May 2, 1998 was $284 million, compared with $228 million in the first quarter of 1997. Net income totaled $174 million, or 64 cents per diluted share, as compared with $139 million, or 53 cents per share in last year's first quarter. The Company had approximately 11 million additional average common shares outstanding in the first quarter of 1998, primarily as a result of the Eckerd acquisition, which was completed in February 1997.

     JCPenney Stores and Catalog

     Sales for JCPenney stores for the first quarter were $3,409 million, an increase of 2.3 per cent (1.9 per cent on a comparable store basis) compared with first quarter 1997. Catalog sales, which totaled $833 million, increased 2.8 per cent during the period. FIFO gross margin dollars for JCPenney stores and catalog increased $59 million to $1,343 million in the first quarter compared with last year. As a per cent of sales, gross margin improved by 70 basis points, principally as a result of better inventory management, which resulted in lower markdowns. Selling, general, and administrative (SG&A) expenses totaled $1,109 million, a decrease of $13 million from first quarter 1997. Expense levels in the first quarter began to reflect the impact of previously announced strategic initiatives which are in the process of being implemented.

     Eckerd Drugstores

     Sales for drugstores totaled $2,564 million for the first quarter of 1998, a 9.6 per cent increase from $2,339 million in last year's first quarter. On a comparable store basis, drugstore sales increased 8.0 per cent. Drugstore sales gains were led by a 15.4 per cent increase in pharmacy sales, which accounted for approximately 60 per cent of total drugstore sales for the quarter. Pharmacy sales growth continues to be driven by higher volumes of managed care sales. FIFO gross margin ratio improved in both front-end and pharmacy sales; however, the sales mix was more heavily weighted toward pharmacy which carries a lower gross margin. As a result, the total FIFO gross margin ratio was flat with last year at 22.2 per cent of sales. Eckerd recorded a $9 million LIFO charge in the first quarter; there was no comparable charge in last year's first quarter. SG&A expenses were higher in 1998 compared with last year, increasing 40 basis points as a per cent of sales, primarily as a result of additional staffing placed in the converted drugstores in order to conform with Eckerd standards.

     Direct Marketing - Insurance

     Revenues totaled $246 million in the first quarter, an increase of 9.8 per cent compared with a year ago, and operating profit was $53 million, slightly higher than the comparable 1997 period. First quarter results were adversely impacted by higher than planned insurance claims, which occurs periodically in the normal course of the insurance business. Revenue generated from membership services and other non-insurance products increased by 16.4 per cent compared with last year's first quarter. These products represent a growing component of the direct marketing operation.

     Net Interest Expense and Credit Operations

     Net interest expense and credit operations for the first quarter of 1998 was $93 million compared with $81 million in the comparable period last year. The increase was primarily related to higher interest expense. Net interest expense was $148 million in the first quarter, up $13 million from last year's first quarter. The increase was principally related to debt issued in connection with the Eckerd acquisition, which was partially offset by savings from lower inventory and customer receivables in JCPenney stores and catalog. Credit results reflect the reclassification of late fees, as well as any subsequent write-off of those amounts, as a component of revenue. This change did not have a material impact on either revenue or credit operating costs.

     Revenue was down slightly from the prior year and bad debt expense was down $5 million in the first quarter compared with last year. As of the end of the quarter, customer receivables serviced were down 7.7 per cent to $4,136 million compared with a year ago. The 90-day delinquency rate was 4.2 per cent of receivables, an improvement of 20 basis points from the first quarter of 1997.

     Income Taxes

     The Company's effective income tax rate was 38.7 per cent in the first quarter compared with 39.1 per cent in last year's first quarter.



     The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one third of annual sales. Accordingly, the results of operations for the 13 weeks ended May 2, 1998 are not necessarily indicative of the results for the entire year.

     ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.


     This report may contain forward-looking statements which reflect the Company's current views of future events and financial performance. Actual performance is subject to risks and uncertainties beyond the present knowledge or future control of the Company such as competition, seasonality, economic conditions, and government activity. Investors should take such possibilities into account when making investment decisions.

     PART II - OTHER INFORMATION


     ITEM 1 - LEGAL PROCEEDINGS.

     The Company has no material legal proceedings pending against it. Information regarding certain legal proceedings involving the Company's wholly-owned subsidiary, Eckerd Corporation, was previously reported in the Company's Annual Report on Form 10-K for the 53 weeks ended January 31, 1998. As reported in that Form 10-K, management is of the opinion that such legal proceedings should not have a material adverse effect on the Company's consolidated financial position or results of operations.



     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits
               ________

               The following documents are filed as exhibits to this report:


               11    Computation of net income per common share.

               12(a) Computation of ratios of available income to combined fixed charges and preferred stock dividend requirement.

               12(b) Computation of ratios of available income to fixed charges.

               27(a) Financial Data Schedule for the three months ended May 2,
                     1998.

               27(b) Restated Financial Data Schedule for the three months ended
                     April 26, 1997.

          (b)  Reports on Form 8-K
               ___________________

               The Company filed the following reports on Form 8-K during the period covered by this report:

               Current Report on Form 8-K dated February 4, 1998 (Item 5 - Other Events).

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          J. C. PENNEY COMPANY, INC.




                                                 /S/W. J. Alcorn
                                          By _____________________________
                                                     W. J. Alcorn
                                          Vice President and Controller
                                          (Principal Accounting Officer)



     Date:  June 12, 1998