Form 10-Q
period 1998-08-01
PENNEY J C CO INC
filed 1998-09-15
CIK 77182

                          SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D. C.
                                        20549

                                  _______________

                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                                  _______________

     For the 13 and 26 week periods               Commission file number 1-777
     ended August 1, 1998

                                J. C. PENNEY COMPANY, INC.
     ___________________________________________________________________________

                   (Exact name of registrant as specified in its charter)

                    Delaware                                     13-5583779
     ___________________________________________________________________________
          (State or other jurisdiction of                    (I.R.S. Employer
           incorporation or organization)                   Identification No.)

     6501 Legacy Drive, Plano, Texas                              75024 - 3698
     ___________________________________________________________________________

     (Address of principal executive offices)                     (Zip Code)


     Registrant's telephone number, including area code         (972) 431-1000
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

     253,968,594 shares of Common Stock of 50c par value, as of August 1, 1998.

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


     Statements of Income
     (Amounts in millions except per share data)
                                        13 weeks ended        26 weeks ended
                                   ____________________   ____________________
                                    Aug. 1,     July 26,   Aug. 1,     July 26,
                                     1998         1997      1998         1997
                                     ____         ____      ____         ____

     Retail sales                   $ 6,510      $ 6,420   $13,316      $12,901
     Direct marketing revenue           251          229       497          453
                                   ________      _______   _______      _______
     Total revenue                    6,761        6,649    13,813       13,354
                                   ________      _______   _______      _______

     Costs and expenses
       Cost of goods sold,
         occupancy, buying,
         and warehousing costs        4,881        4,711     9,783        9,388
       Selling, general, and
         administrative expenses      1,488        1,471     3,036        2,985
       Costs and expenses of direct
         marketing operations           191          175       384          347
       Other                             23          (19)       20          (29)
       Net interest expense and credit
         operations                     115          122       208          203

       Amortization of intangible
         assets and minority interest    18           17        53           58
       Business acquisition and
         consolidation expenses, net     --           25        --           27
                                     ______      _______   _______      _______

     Total costs and expenses         6,716        6,502    13,484       12,979
                                    _______      _______   _______      _______
     Income before income taxes          45          147       329          375
     Income taxes                        18           57       128          146
                                    _______      _______   _______      _______

     Net income                     $    27      $    90   $   201      $   229
                                    =======      =======   =======      =======


     Earnings per common share:

     Net income                     $    27      $    90   $   201      $   229
     Less: preferred stock dividend      (8)         (10)      (18)         (20)
                                    _______      _______   _______      _______
     Earnings for Basic EPS              19          80         183         209
     Stock options and convertible
       preferred stock                    8            9        17           18
                                    _______      _______   _______      _______
     Earnings for Diluted EPS       $    27     $     89   $   200      $   227

     Shares
     Average shares outstanding (used
       for Basic EPS)                   254          249       253          245
     Common stock equivalents            18           20        19           20
                                   ________     _______   _______      _______

     Average diluted
       shares outstanding               272          269       272          265

     Earnings per share
     Basic                          $  0.08      $  0.31   $  0.73      $  0.85
     Diluted                           0.08         0.31      0.72         0.85

     Balance Sheets
     (Amounts in millions)


                                                 Aug. 1,    July 26,    Jan.31,
                                                   1998       1997       1998
                                                 ________   ________   ________
     ASSETS

     Current assets

       Cash and short term investments
         of $139, $678, and $208                 $    139   $    703   $    287

        Retained interest in JCP Master
          Credit Card Trust                           959        806      1,073

        Receivables, net                            3,358      3,455      3,819

        Merchandise inventory (LIFO reserves
          of $242, $219, and $225)                  6,244      6,224      6,162

        Prepaid expenses                              138         88        143
                                                 ________   ________   ________

          Total current assets                     10,838     11,276     11,484

     Properties, net of accumulated
          depreciation of $3,161, $3,069,
          and $2,945                                5,301      5,098      5,329

     Investments, primarily direct marketing
          operations                                1,847      1,682      1,774

     Deferred direct marketing policy
          acquisition costs                           788        704        752

     Goodwill and other intangible assets
           net of accumulated amortization
           of $162, $50, and $108                   2,933      3,116      2,940

     Other assets                                   1,225      1,369      1,214
                                                 ________   ________   ________

                                                 $ 22,932   $ 23,245   $ 23,493
                                                 ========   ========   ========

                                         -3-
     Balance Sheets
     (Amounts in millions)


                                                 Aug. 1,    July 26,    Jan.31,
                                                  1998        1997       1998
                                                 ________   ________   ________
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
       Accounts payable and accrued expenses     $  3,415   $  3,215   $  4,155
       Short term debt                              1,563      1,241      1,417
       Current maturities of long term debt           625        250        449
       Deferred taxes                                 124         81        116
                                                 ________    _______   ________

         Total current liabilities                  5,727      4,787      6,137

     Long term debt                                 6,755      7,492      6,986

     Deferred taxes                                 1,355      1,503      1,325

     Insurance policy and claims reserves             909        817        872

     Other liabilities                                815      1,451        816
                                                 ________   ________   ________

         Total liabilities                         15,561     16,050     16,136

     Stockholders' equity
       Preferred stock, without par value:
         Authorized, 25 million shares -
         issued, 1 million shares of
         Series B ESOP convertible preferred          493        547        526
       Guaranteed ESOP obligation                      --        (97)       (49)
       Common stock, par value 50c:
         Authorized, 1,250 million shares -
         issued, 254, 249, and 251 million
         shares                                     2,867      2,697      2,766
                                                 ________   ________   ________
       Total capital stock                          3,360      3,147      3,423
                                                 ________   ________   ________

       Reinvested earnings and other comprehensive
         income at beginning of year                4,114      4,110      4,110

       Comprehensive income
         Net income                                   201        229        566

         Net unrealized change in debt
         and equity securities, and foreign
         currency translation adjustments,
         net of tax                                   (10)        (6)        11
                                                 ________   ________   ________

       Total comprehensive income                     191        223        577

      Common stock dividends declared                (275)      (265)      (533)

       Preferred stock dividends
         declared, net of taxes                       (19)       (20)       (40)
                                                 ________   ________   ________

       Reinvested earnings and other comprehensive
         income at end of period                    4,011      4,048      4,114
                                                 ________   ________   ________

         Total stockholders' equity                 7,371      7,195      7,357
                                                 ________   ________   ________

                                                  $22,932   $23,245     $23,493
                                                  =======   =======     =======



     The accumulated balances for net unrealized changes in debt and equity securities were $66, $45, and $66, and for foreign currency translation adjustments were ($28), ($14), and ($18) as of the respective dates shown.

     Statements of Cash Flows
     (Amounts in millions)

                                                        26 weeks ended
                                              _______________________________
                                               Aug. 1,               July 26,
                                                1998                   1997
                                              _________             _________

     Operating activities

     Net income                               $     201             $     229
     Depreciation and amortization,
       including intangibles                        314                   267
     Deferred taxes                                  38                   170
     Change in cash from:
         Customer receivables                       541                   454
         Inventories, net of trade payables        (159)                 (469)
         Other assets and liabilities, net         (679)                 (478)
                                              _________             _________
                                                    256                   173
                                              _________             _________

     Investing activities

     Capital expenditures                          (312)                 (487)
     Proceeds from the sale of bank receivables      --                   684
     Purchases of investment securities            (279)                 (271)
     Proceeds from sales of investment securities   201                   184
     Changes in Retained Interest in
         JCP Master Credit Card Trust               114                   305
                                             __________            _________
                                                   (276)                  415
                                              _________             _________


     Financing activities

     Increase/(decrease) in short term debt         146                (2,709)
     Net proceeds from the issuance
       of long term debt                             --                 2,979
     Payment of long term debt                      (50)                  (45)
     Common stock issued, net                       100                    51
     Preferred stock retired                        (33)                  (21)
     Dividends paid, preferred and common          (291)                 (271)
                                              _________             _________
                                                   (128)                  (16)
                                              _________             _________

     Net increase/(decrease) in cash and
       short term investments                      (148)                  572

     Cash and short term investments at
       beginning of year                            287                   131
                                              _________             _________

     Cash and short term investments at
       end of second quarter                  $     139             $     703
                                              =========             =========

     Non-cash transaction
     ____________________

     On February 27, 1997, the Company completed the acquisition of Eckerd Corporation through the exchange of 23.2 million shares of JCPenney common stock for the remaining 49.9 per cent of the outstanding common stock of Eckerd. The value of the non-cash portion of the acquisition was approximately $1.3 billion.

     Operating Segment Information


                                        13 weeks ended        26 weeks ended
                                    ____________________   ____________________
                                    Aug. 1,     July 26,   Aug. 1,     July 26,
                                     1998         1997      1998         1997
                                     ____         ____      ____         ____
     Sales and revenue
       Department stores
         and catalog                $ 4,060      $ 4,144   $ 8,302     $ 8,286
       Eckerd drugstores              2,450        2,276     5,014       4,615
       Direct marketing                 251          229       497         453
                                    _______      _______  ________     _______
       Total sales and revenue      $ 6,761      $ 6,649   $13,813     $13,354
                                    =======      =======   =======     =======


     Operating profit - LIFO
       Department stores
         and catalog                $   155      $   156   $   389     $   318
       Eckerd drugstores, excluding
         drugstore charges               84           82       206         210
       Direct marketing                  60           54       113         106
                                    _______      _______   _______     _______
       Total operating segments         299          292       708         634

       Drugstore charges (1)           (114)          --      (114)         --
       Other unallocated (2)             (7)          19        (4)         29
                                    _______      _______   _______     _______
       Total operating profit           178          311       590         663

       Net interest and
         credit operations             (115)        (122)     (208)       (203)
       Other (3)                        (18)         (42)      (53)        (85)
                                    _______      _______   _______     _______

     Income before income taxes     $    45      $   147   $   329     $   375
                                    =======      =======   =======     =======




     (1) See additional discussion of 1998 drugstore charges on page 8.

     (2) Other unallocated operating profit consists principally of gains and losses on investment and real estate transactions, and results from real estate operations. In 1998, it also includes relocation expenses to fill vacancies in JCPenney stores created by the previously announced early retirement program.

     (3) Other consists of amortization of goodwill and other intangible assets, and business acquisition and consolidation expenses.

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Financial Condition
     ___________________

     Merchandise inventory on a FIFO basis totaled $6,486 million at August 1, 1998 compared with $6,443 million a year earlier. Merchandise inventory for JCPenney stores and catalog totaled $4,452 million at the end of the second quarter compared with $4,599 million at the end of last year's second quarter. Eckerd merchandise inventories totaled $2,034 million at the end of the second quarter compared with $1,844 million at the end of last year's second quarter.

     Properties, net of accumulated depreciation, totaled $5,301 million at August 1, 1998 compared with $5,098 million a year earlier. As of the end of the second quarter, the Company operated 1,170 JCPenney stores compared with 1,226 stores at the end of 1997's second quarter. The decline is related to the Company's previously announced closing of underperforming stores. In addition, the Company operated 2,740 Eckerd drugstores at the end of the quarter, a net decline from 2,798 at last year's second quarter. The net decline in drugstores is primarily related to the consolidation of the Company's multiple drugstore chains into Eckerd. Eckerd's new store opening activity continues to be focused on relocating existing stores to more productive, free-standing locations. During the first six months of 1998, Eckerd has relocated 73 drugstores compared with the relocation of 52 stores in the comparable 1997 period.

     Capital expenditures for the first six months of the year totaled $312 million compared with $487 million in the first half of 1997. Of these amounts, $114 million related to drugstores in 1998 compared with $169 million in the first half of 1997. The balance of the spending related to JCPenney stores and catalog.

     Goodwill and other intangible assets, net, which is related to the Company's drugstore acquisitions, totaled $2,933 million at August 1, 1998.

     There have been no significant changes in the Company's long term debt during the first six months of fiscal 1998. Long term debt totaled $6,755 million at the end of the second quarter compared with $6,986 million at the end of fiscal 1997 and $7,492 million at the end of second quarter 1997. The decrease from both year end and second quarter 1997 balances is principally related to the reclassification of certain debt issues to current maturities.

     Results of Operations
     _____________________

     Ratios useful in analyzing the results of operations are as follows:

                                        13 weeks ended        26 weeks ended
                                    ____________________   ____________________
                                    Aug. 1,     July 26,   Aug. 1,     July 26,
                                     1998         1997      1998         1997
                                     ____         ____      ____         ____

     Sales and revenue, per cent
       increase/(decrease)
         JCPenney stores            (2.9)        3.2       (0.3)       4.5
         Eckerd drugstores           7.6        13.2 (1)    8.6       12.2 (1)
         Catalog                     1.8         4.8        2.3        2.7
         Direct marketing            9.6        13.9        9.7       15.3
     Comparable store sales,
       per cent increase/(decrease)
         JCPenney stores            (2.5)        2.0       (0.2)       3.3
         Eckerd drugstores           9.0         7.8        8.4        7.7
     FIFO gross margin,
       per cent of sales
         JCPenney stores
           and catalog              29.6        29.6       30.7       30.3
         Eckerd drugstores          21.7 (2)    21.5       22.0 (2)   21.8
     LIFO gross margin,
       per cent of sales
         Eckerd drugstores          21.4 (2)    21.2       21.6 (2)   21.7
     Selling, general,
       and administrative expenses,
       per cent of sales
         JCPenney stores
           and catalog              25.8        25.8       26.0       26.5
         Eckerd drugstores          18.0        17.6       17.5       17.1
     FIFO operating profit,
       per cent of revenue (3)
         JCPenney stores
           and catalog               3.8         3.8        4.7        3.8
         Eckerd drugstores           3.7 (2)     3.9        4.5 (2)    4.7
         Direct marketing           23.9        23.6       22.7       23.4

     Effective income tax rate      38.9        38.9       38.8       39.0

       (1) The percentage shown has been calculated using 1996 pro forma data, assuming the Company's drugstore acquisitions had occurred at the beginning of fiscal 1996.

       (2) Excludes the effects of drugstore charges. Including these charges, 1998 gross margin would decline by 4.0 and 2.0 percentage points for the 13 and 26 weeks, respectively, and operating profit would decline by 4.7 and 2.3 percentage points for the 13 and 26 weeks, respectively.

       (3) FIFO operating profit by segment excludes net interest and credit operations, amortization of intangible assets and minority interest, LIFO adjustments, business acquisition and consolidation expenses, net, and income taxes.


     Operating profit, which excludes interest and credit operations, amortization of intangible assets and minority interest, business acquisition and consolidation expenses, net, and income taxes, totaled $178 million in the second quarter compared with $311 million in last year's comparable period. Second quarter 1998 results were negatively impacted by pre-tax charges of $114 million, net, related to the Company's drugstore operations (see discussion below). Net income for the quarter totaled $27 million or 8 cents per diluted share compared with $90 million or 32 cents per share in last year's period. For the 26 weeks ended August 1, 1998, operating profit totaled $590 million compared with $663 million in last year's comparable period. Net income for the six months totaled $201 million or 72 cents per diluted share compared with $229 million or 85 cents per share last year.


     Drugstore Charges, net

     During the second quarter, the Company recorded pre-tax charges of $114 million, net, for its drugstore operation which consisted of the following components:


           Merchandise losses                          $   126
           Cost recoveries                                 (28)
                                                       _______
           Subtotal - gross profit impact                   98
           Other integration charges                        16
                                                       _______
           Total drugstore charges, net                $   114


     The $126 million in merchandise losses were related to higher than anticipated losses on the liquidation of merchandise categories that were eliminated or replaced during the integration process, as well as higher than expected shrinkage rates. These losses, which were determinable in the second quarter through the results of physical inventories, primarliy relate to stores converted to the Eckerd name, merchandise mix, and format. In total, approximately 1,100 Thrift, Fay's, Kerr, Rite Aid, and Revco drugstores, as well as three warehouses, were impacted by the conversion. Cost recoveries represent prescription price litigation settlements which were received in the second quarter, and are reflected as a gross profit adjustment in the table above. The balance of the charges represent cancellation of support contracts and other additional costs incurred in support of the drugstore integration activities.


     JCPenney Stores and Catalog

     Sales for JCPenney department stores for the 13 weeks ended August 1, 1998 totaled $3,251 million, a decline of 2.9 per cent from the last year's second quarter. Sales for comparable stores, those stores open at least a year, declined 2.5 per cent. Catalog sales totaled $809 million, a 1.8 per cent increase from last year. FIFO gross margin totaled $1,203 million compared with $1,227 in last year's second quarter. Selling, general, and administrative (SG&A) expenses declined $23 million, or 2.1 per cent, in the quarter from the prior year. Both the gross margin and SG&A ratios during the quarter were flat with last year at 29.6 and 25.8 per cent of sales, respectively. Operating profit was $155 million in the second quarter compared with $156 million in last year's period, and was impacted primarily by weak sales throughout the quarter.

     Sales for JCPenney stores for the 26 weeks ended August 1, 1998 totaled $6,660 million, down slightly on a total stores and comparable store basis from last year's first half. Catalog sales for the first half totaled $1,642, an increase of 2.3 per cent from the prior year. FIFO gross margin was $2,546 million for the first half, an increase of $35 million, or 1.4 per cent, from 1997's first half. SG&A expenses were $2,157 for the first six months, a decline of $36 million, or 1.6 per cent from the comparable period last year. As a per cent of sales, gross margin improved by 40 basis points and SG&A expenses improved by 50 basis points. Operating profit totaled $389 million, an increase of $71 million, or 22.3 per cent from last year.


     Eckerd Drugstores

     The following narrative discusses drugstore gross margin and operating profit before the 1998 drugstore charges, net, which are discussed above.

     Sales were $2,450 for the 13 weeks ended August 1, 1998, a 7.6 per cent increase over second quarter 1997. On a comparable store basis, sales increased by 9.0 per cent. Sales improvement was led by pharmacy sales which increased by 15.3 per cent during the quarter for comparable stores. FIFO gross margin totaled $532 million compared with $489 million in last year's second quarter, an increase of 8.8 per cent. As a per cent of sales, gross margin improved by 20 basis points, as margin ratios improved for both pharmacy and front-end merchandise. During the quarter, Eckerd recorded an $8 million LIFO charge compared with a $7 million charge in last year's quarter. SG&A expenses were higher during the quarter than in the comparable period last year primarily as a result of increased advertising and additional store staffing in regions where store conversions occurred. The majority of these expenses will become comparable in the third quarter. FIFO operating profit for the quarter totaled $92 million compared with $89 million in last year's quarter.

     Sales for the 26 weeks totaled $5,014 million compared with $4,615 million in last year's first half, an increase of 8.6 per cent; comparable store sales increased 8.4 per cent. Sales gains were led by a 14.4 per cent increase in pharmacy sales. FIFO gross margin for the first half totaled $1,102 million compared with $1,009 million last year, an increase of 9.2 per cent. Gross margin ratio improved for both pharmacy and front-end merchandise; however, sales were more heavily weighted towards pharmacy which carries lower margins. Eckerd recorded a LIFO charge of $17 million in the first half of 1998 compared with a $7 million charge in last year's comparable period. SG&A expenses were higher than last year and as a per cent of sales increased by 40 basis points. FIFO operating profit for drugstores totaled $223 million, or 4.5 per cent of sales, compared with $217 million, or 4.7 per cent of sales, in last year's first half.


     Direct Marketing Services

     Revenue increased by 9.6 per cent in the second quarter compared with last year's period with all lines of business contributing to the increase. Operating profit for the period was $60 million, an increase of $6 million, or 11.1 per cent. For the first half, direct marketing generated a 6.6 per cent increase in operating profit on a 9.7 per cent increase in revenue. First half profits were adversely impacted by higher than planned insurance claims.

     Net Interest Expense and Credit Operations

     Net interest and credit operations for the second quarter was $115 million compared with $122 million in last year's second quarter. The decrease was primarily related to reductions in bad debt. Both bankruptcy and delinquency trends were positive during the quarter. As of August 1, 1998, delinquencies were 4.1 per cent of customer receivables compared with 4.8 per cent a year ago. For the first six months, net interest and credit operations totaled $208 million compared with $203 in last year's first half. The increase was primarily related to increased interest costs associated with the Eckerd acquisition. Total customer receivables serviced at August 1, 1998 totaled $3,828 million, a decline of $407 million from the comparable period last year. The decrease is attributable to a decline in the use of the JCPenney proprietary credit card.


     Income taxes

     The Company's effective income tax rate was 38.9 per cent in both the current and last year's second quarter. For the first six months, the effective income tax rate was 38.8 per cent compared with 39.0 per cent last year.


     Year 2000

     The Year 2000 issue exists because many computer systems store and process dates using only the last two digits of the year. Such systems, if not changed, may interpret "00" as "1900" instead of the year "2000." The Company has been working to identify and address Year 2000 issues since January 1995. The scope of this effort includes internally developed information technology systems, purchased and leased software, embedded systems, and electronic data interchange transaction processing.

     In October 1996, a companywide task force was formed to provide guidance to the Company's operating and support departments and to monitor the progress of efforts to address Year 2000 issues. The Company has also consulted with various third parties, including, but not limited to, outside consultants, outside service providers, infrastructure suppliers, industry groups, and other retail companies and associations to develop industrywide approaches to the Year 2000 issue, to gain insights to problems, and to provide additional perspectives on solutions. It is expected that compliance work will be substantially completed by the end of 1998. Beginning in January 1999, all systems critical to the Company's core businesses will be retested. The Company has also focused on the Year 2000 compliance status of its suppliers, and is participating in a National Retail Federation survey of suppliers and service providers to determine their Year 2000 readiness.

     Despite the significant efforts to address Year 2000 concerns, the Company could potentially experience disruptions to some of its operations, including those resulting from noncompliant systems used by third party business and governmental entities. The Company has developed contingency plans to address potential Year 2000 disruptions. These plans include business continuity plans that address accessibility and functionality of Company facilities as well as steps to be taken if an event causes failure of a system critical to the Company's core business activities.

     Through August 1, 1998, the Company has incurred approximately $22 million to achieve Year 2000 compliance. The Company's projected cost for Year 2000 remediation is currently estimated to be $43 million. Total costs have not had, and are not expected to have, a material impact on the Company's financial results.

     New Accounting Rules

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and
                                   __________________________________________
     Hedging Activities", which is effective for quarters beginning after June
     ___________________
     15, 1999. The Company has a limited exposure to derivative products and does not expect these new rules will have a material impact on reported results.

     The American Institute of Certified Public Accountants has issued Statements of Position (SOP) No. 98-1, "Accounting for the Costs of
                                             ___________________________
     Computer Software Developed or Obtained for Internal Use" and No. 98-5,
     _________________________________________________________
     "Reporting on the Costs of Start-Up Activities."  The new accounting rules,
     ________________________________________________
     which have been adopted, did not have a material impact on the Company.




     The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one third of annual sales. Accordingly, the results of operations for the 13 and 26 weeks ended August 1, 1998 are not necessarily indicative of the results for the entire year.


     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.





     This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect the Company's current views of future events and financial performance, involve known and unknown risks and uncertainties that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties include but are not limited to competition, consumer demand, seasonality, economic conditions, and government activity, and the year 2000 compliance readiness of the Company's suppliers and service providers as well as government agencies. Investors should take such risks and uncertainties into account when making investment decisions.

     PART II - OTHER INFORMATION


     ITEM 1 - LEGAL PROCEEDINGS.

          The Company has no material legal proceedings pending against it.


     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Annual Meeting of Stockholders of the Company was held on May 15, 1998, at which the four matters described below were submitted to a vote of stockholders with the voting results as indicated.

          (1) Election of directors for a three-year term expiring at the Year 2001 Annual Meeting of the Company's stockholders:

                    NOMINEE               FOR               AUTHORITY WITHHELD
                    _______               ___               __________________
               M. A. Burns              233,237,751               5,250,202
               J. E. Oesterreicher      232,687,481               5,800,472
               Francisco
                   Sanchez-Loaeza       233,061,023               5,426,930
               C. S. Sanford, Jr.       233,240,175               5,247,778


          (2) The Board of Directors' proposal concerning the employment of KPMG Peat Marwick LLP as auditors for the fiscal year ending January 30, 1999:

                    FOR                  AGAINST                    ABSTAIN
                    ___                  _______                    _______
                 235,440,277            2,149,673                   898,003


          (3) A stockholder resolution concerning the elimination of the classification of the Board of Directors:

                                                              BROKER
                    FOR            AGAINST           ABSTAIN           NON-VOTES
                    ___            _______           _______           _________
                98,094,954      124,738,589         3,246,007         12,408,331


          (4) A stockholder resolution concerning the submission to a stockholder vote of the Company's stockholder rights plan:

                                                              BROKER
                    FOR            AGAINST           ABSTAIN           NON-VOTES
                    ___            _______           _______           _________
                124,701,374      97,903,799         3,474,449         12,408,331

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

                  27(a) Financial Data Schedule for the six months ended August 1, 1998.

                  27(b) Restated Financial Data Schedule for the six months ended July 26, 1997.

          (b)     Reports on Form 8-K
                  ___________________

               None.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                        J. C. PENNEY COMPANY, INC.




                                        By     /S/W. J. Alcorn
                                          _______________________________
                                                  W. J. Alcorn
                                        Vice President and Controller
                                        (Principal Accounting Officer)



     Date:  September 15, 1998