Form 10-Q
period 1998-10-31
PENNEY J C CO INC
filed 1998-12-15
CIK 77182

                          SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D. C.
                                        20549

                                   _______________

                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                                   _______________

     For the 13 and 39 week periods                 Commission file number 1-777
     ended October 31, 1998

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

     254,309,645 shares of Common Stock of 50c par value, as of October 31, 1998.

     PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements.

     The following interim financial information is unaudited but, in the opinion of the Company, includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. Certain prior period amounts have been reclassified to conform with the current period presentation. The financial information should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the 53 weeks ended January 31, 1998.


     Statements of Income
     (Amounts in millions except per share data)

                                      13 weeks ended         39 weeks ended
                                   _____________________   _____________________
                                   Oct. 31,    Oct. 25,    Oct. 31,     Oct 25,
                                     1998        1997        1998        1997
                                   _________   _________   _________   _________

     Retail sales                  $  7,297    $  7,208    $ 20,613    $ 20,109
     Direct marketing revenue           252         233         749         686
                                   ________    ________    ________     _______
     Total revenue                    7,549       7,441      21,362      20,795
                                   ________    ________    ________     _______

     Costs and expenses
       Cost of goods sold, occupancy,
        buying,and warehousing costs  5,282       5,171      15,065      14,559
       Selling, general, and
        administrative expenses       1,618       1,554       4,670       4,539
       Costs and expenses of direct
        marketing operations            194         182         578         529
       Other                             (6)         (6)         (2)        (35)
       Net interest expense and credit
         operations                     142         152         350         355
       Amortization of intangible assets
         and minority interest           15          14          68          72
       Business acquisition and
         consolidation expenses, net     --         190          --         217
                                     ______    ________    ________    ________
     Total costs and expenses         7,245       7,257      20,729      20,236
                                     ______    ________    ________    ________
     Income before income taxes         304         184         633         559
     Income taxes                       118          71         246         217
                                     ______    ________    ________    ________

     Net income                      $  186    $    113    $    387    $    342
                                     ======    ========    ========    ========

     Earnings per common share:

     Net income                      $  186    $    113    $    387    $    342
     Less: preferred stock dividend     (10)        (10)        (28)        (30)
                                      ______    ________    ________    ________
     Earnings for Basic EPS             176         103         359         312
     Stock options and convertible
       preferred stock                   10          10          27          28
                                     _______   ________    ________    ________
     Earnings for Diluted EPS        $  186    $    113    $    386    $    340

     Shares
     Average shares outstanding (used
       for Basic EPS)                   254         250         253         246
     Common stock equivalents            18          20          19          21
                                     ______    ________    ________    ________
     Average diluted shares
      outstanding                       272         270         272         267

     Earnings per share
     Basic                           $ 0.69    $   0.42    $   1.42    $   1.27
     Diluted                           0.68        0.40        1.42        1.25

     Balance Sheets
     (Amounts in millions)

                                        Oct. 31,        Oct. 25,        Jan. 31,
                                          1998            1997            1998
                                        ________        ________        ________

     ASSETS

     Current assets

       Cash and short term investments
         of $552, $172, and $208        $    552        $    208        $    287

        Retained interest in JCP Master
          Credit Card Trust                1,032             862           1,073

        Receivables, net                   3,573           3,572           3,819

        Merchandise inventory (LIFO reserves
          of $252, $227, and $225)         7,017           7,249           6,162

        Prepaid expenses                     147              78             143
                                        ________        ________        ________


          Total current assets            12,321          12,149          11,484

     Properties, net of accumulated
          depreciation of $3,267, $3,148,
          and $2,945                       5,332           5,130           5,329

     Investments, primarily direct marketing
          operations                       1,896           1,737           1,774

     Deferred direct marketing policy
          acquisition costs                  810             728             752

     Goodwill and other intangible assets
           net of accumulated amortization
           of $176, $64, and $108          2,923           3,061           2,940

     Other assets                          1,247           1,387           1,214
                                        ________        ________        ________

                                        $ 24,529        $ 24,192        $ 23,493
                                        ========        ========        ========

                                         -3-
     Balance Sheets
     (Amounts in millions)
                                        Oct. 31,        Oct. 25,        Jan. 31,
                                          1998            1997            1998
                                        ________        ________        ________
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
       Accounts payable and
        accrued expenses                 $ 4,000         $ 3,859        $ 4,155
       Short term debt                     2,518           2,218          1,417
       Current maturities of
        long term debt                       625              --            449
       Deferred taxes                        123              92            116
                                         _______         _______        _______
         Total current liabilities         7,266           6,169          6,137

     Long term debt                        6,737           7,487          6,986

     Deferred taxes                        1,388           1,500          1,325

     Insurance policy and claims reserves    919             849            872

     Other liabilities                       798             981            816
                                         _______         _______        _______
         Total liabilities                17,108          16,986         16,136

     Stockholders' equity
       Preferred stock, without par value:
         Authorized, 25 million shares -
         issued, 1 million shares of
         Series B ESOP
         convertible preferred               483             535            526
       Guaranteed ESOP obligation             --             (96)           (49)
       Common stock, par value 50c:
         Authorized, 1,250 million shares -
         issued, 254, 250, and 251 million
         shares                            2,877           2,727          2,766
                                         _______         _______        _______
       Total capital stock                 3,360           3,166          3,423
                                         _______         _______        _______

       Reinvested earnings and other
         comprehensive income at
         beginning of year                 4,114           4,110          4,110

       Comprehensive income
         Net income                          387             342            566

         Net unrealized change in debt
         and equity securities, and foreign
         currency translation adjustments,
         net of tax                           (7)              7             11
                                          ______         _______        _______
       Total comprehensive income            380             349            577

      Common stock dividends declared       (414)           (399)          (533)

       Preferred stock dividends
         declared, net of taxes              (19)            (20)           (40)
                                          ______         _______        _______

       Reinvested earnings and other
         comprehensive income at
         end of period                      4,061           4,040          4,114
                                          _______         _______        _______

         Total stockholders' equity         7,421           7,206          7,357
                                          _______         _______        _______

                                          $24,529         $24,192        $23,493
                                          =======         =======        =======

     The accumulated balances for net unrealized changes in debt and equity securities were $70, $57, and $66, and for foreign currency translation adjustments were ($29), ($14), and ($18) as of the respective dates shown.

     Statements of Cash Flows
     (Amounts in millions)

                                                         39 weeks ended
                                                   ___________________________

                                                   Oct. 31,           Oct. 25,
                                                     1998               1997
                                                   ________          _________

     Operating activities

     Net income                                    $    387          $    342
     Gain on the sale of bank assets                     --               (52)
     Depreciation and amortization, including
         intangibles                                    459               410
     Deferred taxes                                      70               177
     Change in cash from:
         Customer receivables                           517               384
         Inventories, net of trade payables            (469)           (1,039)
         Current taxes payable                         (113)               25
         Other assets and liabilities, net             (679)             (587)
                                                   ________          ________
                                                        172              (340)
                                                   ________          ________

     Investing activities

     Capital expenditures                              (508)             (581)
     Proceeds from the sale of bank assets, net          --               276
     Purchases of investment securities                (511)             (339)
     Proceeds from sales of investment securities       382               215
     Changes in Retained Interest in
         JCP Master Credit Card Trust                    41               249
                                                   ________          ________
                                                       (596)             (180)
                                                   ________          ________

     Financing activities

     Increase/(decrease) in short term debt           1,101            (1,732)
     Net proceeds from the issuance
       of long term debt                                 --             2,979
     Payment of long term debt                          (50)             (295)
     Common stock issued, net                           110                82
     Preferred stock retired                            (42)              (33)
     Dividends paid, preferred and common              (430)             (404)
                                                   ________          ________
                                                        689               597
                                                   ________          ________

     Net increase/(decrease) in cash and short term
       investments                                      265                77

     Cash and short term investments at beginning
       of year                                          287               131
                                                   ________          ________

     Cash and short term investments at end of
       third quarter                               $    552          $    208
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

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Financial Condition
     ___________________

     Merchandise inventory for JCPenney department stores and catalog totaled $5,112 million at the end of the third quarter, a decline of 1.2 per cent compared with $5,174 million at the end of last year's third quarter. Eckerd merchandise inventories totaled $2,157 million at the end of the third quarter, a 6.3 per cent decline compared with $2,302 million at the end of last year's third quarter. Last year's inventory levels were higher than normal in anticipation of grand reopenings of converted drugstores in the northeastern United States.

     Properties, net of accumulated depreciation, totaled $5,332 million at October 31, 1998 compared with $5,130 million a year earlier. As of the end of the third quarter, the Company operated 1,165 JCPenney stores comprising
     116.0 million gross square feet compared with 1,220 stores comprising 119.3 million gross square feet at the end of 1997's third quarter. The decline is principally related to the closing of underperforming stores. In addition, the Company operated 2,738 Eckerd drugstores at the end of the quarter, a net decline from 2,769 at the end of last year's third quarter. The net decline in drugstores is primarily related to the conversion of the Company's multiple drugstore chains to the Eckerd format. Eckerd's new store opening activity continues to be focused on relocating existing stores to more productive, free-standing locations. During the first nine months of 1998, Eckerd has relocated 121 drugstores compared with the relocation of 94 stores in the comparable 1997 period.

     Capital expenditures for the first nine months of 1998 totaled $508 million compared with $581 million in the comparable 1997 period. Drugstore expenditures accounted for $165 million in 1998 compared with $254 million in 1997 which included significant transition related costs. The balance of the spending related primarily to JCPenney stores and catalog.

     There have been no significant changes in the Company's long term debt during the first nine months of fiscal 1998. Long term debt totaled $6,737 million at the end of the third quarter compared with $6,986 million at the end of fiscal 1997 and $7,487 million at the end of third quarter 1997. The decrease from both year end and third quarter 1997 balances is comprised of the reclassification of certain amounts to current maturities and normal debt retirements.


     Results of Operations
     _____________________

     Consolidated operating results

     Net income for the quarter totaled $186 million or 68 cents per diluted share compared with income before business acquisition and consolidation expenses, net of tax, of $229 million, or 85 cents per share, and net income of $113 million or 40 cents per share, in last year's period. Last year's third quarter net income reflected charges of $190 million, or 45 cents per share, related principally to the Company's early retirement program. For the 39 weeks ended October 31, 1998, income before drugstore integration charges and business acquisition and consolidation expenses, net of tax, totaled $457 million, or $1.67 per share, compared with $474 million, or $1.76 per share, in last year's comparable period. Net income for the nine months totaled $387 million or $1.42 per diluted share compared with $342 million or $1.25 per share last year. Charges in 1998 were principally related to the Company's drugstore operation while 1997 charges were principally related to the Company's early retirement program.


     Segment Operating Results

     Department Stores and Catalog
     _____________________________

                                          13 weeks ended        39 weeks ended
                                       ___________________    _________________
                                       Oct. 31,   Oct. 25,    Oct. 31,  Oct 25,
                                         1998       1997        1998      1997
                                       _______   _________    _______  ________
     ($ in millions)
     Retail sales                    $  4,807    $  4,927    $ 13,109  $ 13,213
     Cost of goods sold                (3,299)     (3,358)     (9,055)   (9,133)
     LIFO charge/(credit)                  --          --          --        --
     SG&A expenses                     (1,179)     (1,149)     (3,336)   (3,342)
                                    _________   _________   _________ ________
     Operating profit (1)            $    329    $    420    $    718  $    738


     Sales per cent increase/(decrease)
       Total department stores           (5.0)       (1.5)       (2.1)      2.2
       Comparable stores                 (4.0)       (2.5)       (1.7)      1.2
       Catalog                            8.0         2.6         4.4       2.7
     Ratios as a per cent of sales
       FIFO gross margin                 31.4        31.8        30.9      30.9
       SG&A expenses                     24.5        23.3        25.4      25.3
       FIFO operating profit (1)          6.9         8.5         5.5       5.6
       FIFO EBITDA                        9.7        11.0         9.3       9.1


       (1) Operating profit excludes net interest expense and credit operations, amortization of intangible assets and minority interest, business acquisition and consolidation expenses, net, and income taxes.


     Sales for department stores were soft throughout the third quarter, totaling $3,749 million, a decline of 5.0 per cent from last year's third quarter. Sales for comparable stores, those stores open at least a year, declined 4.0 per cent. Catalog sales totaled $1,058 million, an 8.0 per cent increase from last year. Catalog sales benefitted from the participation in coordinated marketing programs with department stores. Stores and catalog FIFO gross margin totaled $1,508 million compared with $1,569 million in last year's third quarter. Selling, general, and administrative (SG&A) expenses increased $30 million, or 2.6 per cent, in the quarter from the prior year. Expense increases were principally related to advertising. Both the gross margin and SG&A ratios during the quarter were negatively impacted by low sales volume in department stores. Gross margin declined by 40 basis points in this year's third quarter, while SG&A expenses increased by 120 basis points. Operating profit was $329 million in the third quarter compared with $420 million in last year's period.

     Sales for department stores for the 39 weeks ended October 31, 1998 totaled $10,409 million, down approximately two per cent on both a total stores and comparable store basis from last year's period. Catalog sales for the nine months totaled $2,700 million, an increase of 4.4 per cent from the prior year. Stores and catalog FIFO gross margin was $4,054 million for the nine months, down slightly from last year as a result of weak sales. SG&A expenses were $3,336 million for the first nine months, a slight decline from the comparable period last year. As a per cent of sales, gross margin was flat with last year while SG&A expenses were 10 basis points higher than last year. Operating profit totaled $718 million compared with $738 million in last year's comparable period, and has been negatively impacted by sales volumes in department stores, particularly in the second and third quarters.



     Eckerd Drugstores
     _________________

                                       13 weeks ended         39 weeks ended
                                     ___________________    _________________
                                     Oct. 31,   Oct. 25,    Oct. 31,  Oct 25,
                                       1998       1997        1998      1997
                                     _______   _________    _______  ________
     ($ in millions)
     Retail sales                  $  2,490   $  2,281   $  7,504   $  6,896
     Cost of goods sold              (1,973)    (1,805)    (5,983)(1) (5,411)
     LIFO charge                        (10)        (8)       (27)       (15)
     SG&A expenses                     (439)      (405)    (1,334)(1) (1,197)
                                  _________  _________  _________   ________
     Operating profit (2)          $     68   $     63   $    160   $    273


     Sales per cent increase
       Total drugstores                 9.2       10.6 (3)    8.8       11.7 (3)
       Comparable stores               10.0        7.2        8.9        7.5
     Ratios as a per cent of sales
       FIFO gross margin               20.8       20.9       21.6 (4)   21.6
       SG&A expenses                   17.7       17.8       17.5 (4)   17.4
       FIFO operating profit            3.1        3.1        4.1 (4)    4.2
       FIFO EBITDA                      5.9        5.3        6.7 (4)    6.3

       LIFO gross margin               20.4       20.5       21.2 (4)   21.3
       LIFO operating profit            2.7        2.7        3.7 (4)    3.9
       LIFO EBITDA                      5.5        4.9        6.3 (4)    6.1

       (1) Cost of goods sold and SG&A expenses include drugstore integration charges of $98 million and $16 million, respectively (see discussion on page 8).

       (2) Operating profit excludes net interest expense and credit operations, amortization of intangible assets and minority interest, business acquisition and consolidation expenses, net, and income taxes.

       (3) The percentage shown has been calculated using 1996 pro forma data, assuming the Company's drugstore acquisitions had occurred at the beginning of fiscal 1996.

       (4) Excludes the effects of drugstore integration charges. Including these charges, 1998 gross margin would have declined by 1.3 percentage points, SG&A expenses would have increased by 0.2 percentage points, and operating profit and EBITDA would have each declined by 1.5 percentage points for the 39 weeks.

     Sales were $2,490 million for the 13 weeks ended October 31, 1998, a 9.2 per cent increase over third quarter 1997. On a comparable store basis, sales increased by 10.0 per cent. Sales for comparable stores improved in both pharmacy, which increased by 15.3 per cent during the quarter, and non-pharmacy merchandise. FIFO gross margin totaled $517 million compared with $476 million in last year's third quarter, an increase of 8.6 per cent. As a per cent of sales, gross margin declined by 10 basis points. Margin ratio improvement for non-pharmacy merchandise was offset by the mix of sales which continue to shift toward lower margin pharmacy sales. During the quarter, Eckerd recorded a $10 million LIFO charge compared with an $8 million charge in last year's quarter. SG&A expenses were well managed during the quarter and improved 10 basis points as a per cent of sales. FIFO operating profit for the quarter totaled $78 million compared with $71 million in last year's quarter.

     Sales for the 39 weeks totaled $7,504 million compared with $6,896 million in last year's period, an increase of 8.8 per cent; comparable store sales increased 8.9 per cent. Sales gains were led by a 14.7 per cent increase in pharmacy sales. The balance of the discussion addresses drugstore results before the 1998 drugstore charges, net (see below). FIFO gross margin for the first nine months totaled $1,619 million compared with $1,485 million last year, an increase of 9.0 per cent. FIFO gross margin ratio was flat compared with last year and reflects improvement for both pharmacy and front-end merchandise; however, sales were more heavily weighted towards pharmacy which carries lower margins. Eckerd recorded a LIFO charge of $27 million in the first nine months of 1998 compared with a $15 million charge in last year's comparable period. SG&A expenses were higher than last year and as a per cent of sales increased by 10 basis points. FIFO operating profit for drugstores totaled $301 million compared with $288 million in last year's period, and declined by 10 basis points compared with last year.

     During 1998's second quarter, the Company recorded pre-tax charges of $114 million, net, for its drugstore operation. The charges consisted of $98 million in gross profit adjustments and $16 million of additional costs incurred in support of the drugstore integration activities which were reported as SG&A expenses. Gross profit adjustments were principally related to higher than anticipated losses on the liquidation of merchandise categories that were eliminated or replaced during the integration process as well as higher than expected shrinkage rates.


     Direct Marketing Services
     _________________________

                                         13 weeks ended         39 weeks ended
                                       ___________________    _________________
                                       Oct. 31,   Oct. 25,    Oct. 31,  Oct 25,
                                         1998       1997        1998      1997
                                       _______   _________    _______  ________
     ($ in millions)
     Revenue                           $  252     $  233      $  749    $  686
     Costs and expenses                  (194)      (182)       (578)     (529)
                                       _______    _______     _______   ______
     Operating profit  (1)             $   58     $   51      $  171    $  157

     Revenue, per cent increase           8.2       12.0         9.2      14.1
     Operating profit as a
       per cent of revenue               23.0       21.9        22.8      22.9

     (1) Operating profit excludes net interest expense and credit operations, amortization of intangible assets and minority interest, business acquisition and consolidation expenses, net, and income taxes.

     Revenue increased by 8.2 per cent in the third quarter compared with last year's period. Revenue growth was led by non-insurance products, which increased by 38.5 per cent, and health insurance products, which increased by 8.4 per cent. Operating profit for the period was $58 million, an increase of $7 million, or 13.7 per cent. For the nine months, direct marketing generated an 8.9 per cent increase in operating profit on a 9.2 per cent increase in revenue.

     Other Corporate Items

     Net Interest Expense and Credit Operations
     __________________________________________

     Net interest expense and credit operations for the third quarter was $142 million compared with $152 million in last year's third quarter. The decrease was primarily related to reductions in bad debt. Both bankruptcy and delinquency rates continued to show positive trends during the quarter. As of October 31, 1998, delinquencies were 3.7 per cent of customer receivables compared with 4.8 per cent a year ago. For the first nine months, net interest expense and credit operations totaled $350 million compared with $355 million in last year's period. The decline was principally related to improvement in bad debt expense, which was $26 million, or 13.5 per cent, better than last year, offset by higher interest costs associated with the Eckerd acquisition. Total customer receivables serviced at October 31, 1998 totaled $3,893 million, a decline of $482 million, or 11.0 per cent, from the comparable period last year. The decrease is principally related to the continued shift of credit purchases to third party credit cards.


     Income Taxes
     ____________

     The Company's effective income tax rate was 38.8 per cent in the third quarter, up 20 basis points from last year. For the first nine months, the effective income tax rate was 38.8 per cent compared with 38.9 per cent last year.


     Year 2000
     _________

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

     Through October 31, 1998, the Company has incurred approximately $25 million on a cumulative basis to achieve Year 2000 compliance. The Company's projected cost for Year 2000 remediation is currently estimated to be $46 million. Total costs have not had, and are not expected to have, a material impact on the Company's financial results.



     New Accounting Rules
     ____________________

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and
                                   __________________________________________
     Hedging Activities", which is effective for quarters beginning after June
     -------------------
     15, 1999. The Company has a limited exposure to derivative products and does not expect these new rules to have a material impact on reported results.

     The American Institute of Certified Public Accountants has issued Statements of Position (SOP) No. 98-1, "Accounting for the Costs of
                                             ___________________________
     Computer Software Developed or Obtained for Internal Use" and No. 98-5,
     __________________________________________________________
     "Reporting on the Costs of Start-Up Activities." The new accounting rules,
     ________________________________________________
     which have been adopted, did not have a material impact on the Company's results of operations.



     Subsequent Events
     _________________

     On November 23, 1998, the Company entered into a definitive agreement to acquire Genovese Drug Stores, Inc. (Genovese). Genovese operates 141 drugstores in New York, New Jersey, and Connecticut. Under terms of the agreement, Genovese shareholders will receive J. C. Penney Company, Inc. common stock valued at $30 for each share of Genovese common stock they own. The transaction is valued at approximately $432 million, plus the assumption of approximately $60 million of Genovese debt. The acquisition, which will be accounted for as a purchase, is expected to close during the first quarter of 1999.

     On November 25, 1998, the Company's indirect, wholly owned, special purpose subsidiary, JCP Receivables, Inc., completed a public offering of $650 million principal amount of 5.50 per cent Class A Asset-Backed Certificates, Series E issued by the JCP Master Credit Card Trust. Proceeds of the offering will be used for general corporate purposes.






     The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one third of annual sales. Accordingly, the results of operations for the 13 and 39 weeks ended October 31, 1998 are not necessarily indicative of results for the entire year.

     Item 3   Quantitative and Qualitative Disclosures About Market Risk

     Not Required.




     This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect the Company's current views of future events and financial performance, involve known and unknown risks and uncertainties that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties include but are not limited to competition, consumer demand, seasonality, economic conditions, government activity, and the year 2000 compliance readiness of the Company's suppliers and service providers as well as government agencies. Investors should take such risks and uncertainties into account when making investment decisions.



     PART II - OTHER INFORMATION


     Item 1 - Legal Proceedings.

          The Company has no material legal proceedings pending against it.


     Item 6 - Exhibits and Reports on Form 8-K.

          (a)   Exhibits
                ________

                The following documents are filed as exhibits to this report:

               10 Eckerd Corporation Loan Agreement, dated as of September 28, 1998, between J. C. Penney Company, Inc., as Lender, and Eckerd Corporation, as Borrower.

               11     Computation of net income per common share.

               12(a) Computation of ratios of available income to combined fixed charges and preferred stock dividend requirement.

               12(b) Computation of ratios of available income to fixed charges.

                27(a) Financial Data Schedule for the nine months ended
                      October 31, 1998.

                27(b) Restated Financial Data Schedule for the nine months ended
                      October 25, 1997.

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



     Date:  December 14, 1998