Form 10-Q/A
period 1998-10-31
PENNEY J C CO INC
filed 1999-01-26
CIK 77182

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.
                                     20549

                                ---------------

                                  FORM 10-Q/A
                               (Amendment No. 1)

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

The following interim financial information is unaudited but, in the opinion of the Company, includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. Certain prior period amounts have been reclassified to conform with the current period presentation. In addition, certain amounts for the 13 and 39 weeks ended October 25, 1997 have been restated (see note 1 to Interim Financial Information). The financial information should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the 53 weeks ended January 31, 1998.

Statements of Income
(Amounts in millions except per share data)

                                               13 weeks ended        39 weeks ended
                                            --------------------  --------------------
                                            Oct. 31,    Oct. 25,  Oct. 31,    Oct. 25,
                                              1998        1997      1998        1997
                                            --------    --------  --------    --------

Retail sales                                 $7,297      $7,208   $20,613     $20,109
Direct marketing revenue                        252         233       749         686
                                             ------      ------   -------     -------
Total revenue                                 7,549       7,441    21,362      20,795
                                             ------      ------   -------     -------

Costs and expenses
  Cost of goods sold, occupancy, buying,
    and warehousing costs                     5,282       5,171    14,967      14,559
  Drugstore inventory adjustments, net           --          --        98          --
                                             ------      ------   -------     -------
  Total cost of goods sold                    5,282       5,171    15,065      14,559
  Selling, general, and administrative
    expenses                                  1,622       1,554     4,680       4,539
  Costs and expenses of direct marketing
    operations                                  194         182       578         529
  Other                                         (10)         (6)      (12)        (35)
  Net interest expense and credit
    operations                                  142         152       350         355
  Amortization of intangible assets
    and minority interest                        15          14        68          72
  Infrequent charges, net                        --         151        --         178
                                             ------      ------   -------     -------
Total costs and expenses                      7,245       7,218    20,729      20,197
                                             ------      ------   -------     -------
Income before income taxes                      304         223       633         598
Income taxes                                    118          87       246         233
                                             ------      ------   -------     -------

Net income                                   $  186      $  136   $   387     $   365
                                             ======      ======   =======     =======


Earnings per common share:
Net income                                   $  186      $  136   $   387     $   365
Less: preferred stock dividend                  (10)        (10)      (28)        (30)
                                             ------      ------   -------     -------
Earnings for Basic EPS                          176         126       359         335
Stock options and convertible
  preferred stock                                10          10        27          28
                                             ------      ------   -------     -------
Earnings for Diluted EPS                     $  186      $  136   $   386     $   363

Shares
Average shares outstanding (used
  for Basic EPS)                                254         250       253         246
Common stock equivalents                         18          20        19          21
                                             ------      ------   -------     -------
Average diluted shares outstanding              272         270       272         267

Earnings per share
Basic                                        $ 0.69      $ 0.51   $  1.42     $  1.36
Diluted                                        0.68        0.49      1.42        1.34

Balance Sheets
(Amounts in millions)

                                           Oct. 31,  Oct. 25,  Jan. 31,
                                             1998      1997      1998
                                           --------  --------  --------

ASSETS

Current assets

  Cash and short term investments
    of $552, $172, and $208                 $   552   $   208   $   287

   Retained interest in JCP Master
     Credit Card Trust                        1,032       862     1,073

   Receivables, net                           3,573     3,752     3,819

   Merchandise inventory (LIFO reserves
     of $252, $227, and $225)                 7,017     7,249     6,162

   Prepaid expenses                             147        78       143
                                            -------   -------   -------

     Total current assets                    12,321    12,149    11,484

Properties, net of accumulated
     depreciation of $3,267, $3,148,
     and $2,945                               5,332     5,130     5,329

Investments, primarily direct marketing
     operations                               1,896     1,737     1,774

Deferred direct marketing policy
     acquisition costs                          810       728       752

Goodwill and other intangible assets
      net of accumulated amortization
      of $176, $64, and $108                  2,923     3,061     2,940

Other assets                                  1,247     1,402     1,214
                                            -------   -------   -------

                                            $24,529   $24,207   $23,493
                                            =======   =======   =======

Balance Sheets
(Amounts in millions)

                                              Oct. 31,   Oct. 25,   Jan. 31,
                                                1998       1997       1998
                                              --------   --------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses        $ 4,000    $ 3,859    $ 4,155
  Short term debt                                2,518      2,218      1,417
  Current maturities of long term debt             625         --        449
  Deferred taxes                                   123         92        116
                                               -------    -------    -------
    Total current liabilities                    7,266      6,169      6,137

Long term debt                                   6,737      7,487      6,986

Deferred taxes                                   1,388      1,516      1,325

Insurance policy and claims reserves               919        849        872

Other liabilities                                  798        957        816
                                               -------    -------    -------
    Total liabilities                           17,108     16,978     16,136

Stockholders' equity
  Preferred stock, without par value:
    Authorized, 25 million shares -
    issued, 1 million shares of
    Series B ESOP convertible preferred            483        535        526
  Guaranteed ESOP obligation                        --        (96)       (49)
  Common stock, par value 50c:
    Authorized, 1,250 million shares -
    issued, 254, 250, and 251 million
    shares                                       2,877      2,727      2,766
                                               -------    -------    -------
  Total capital stock                            3,360      3,166      3,243
                                               -------    -------    -------

  Reinvested earnings at beginning of year       4,066      4,073      4,073

  Net income                                       387        365        566

  Common stock dividends declared                 (414)      (398)      (533)

  Preferred stock dividends
    declared, net of taxes                         (19)       (20)       (40)
                                               -------    -------    -------

  Reinvested earnings at end of period           4,020      4,020      4,066


Accumulated other comprehensive income              41         43         48
                                               -------    -------    -------
Total stockholders' equity                       7,421      7,229      7,357
                                               -------    -------    -------

                                               $24,529    $24,207    $23,493
                                               =======    =======    =======


The accumulated balances for net unrealized changes in debt and equity securities were $70, $57, and $66, (net of deferred tax expense of $37, $34, and $39) and for foreign currency translation adjustments were ($29), ($14), and ($18) (no deferred tax assets have been recorded for foreign currency translations) as of the respective dates.

Total comprehensive income was $380, $372, and $577 for the respective periods.

Statements of Cash Flows
(Amounts in millions)


                                                     39 weeks ended
                                                  -------------------
                                                  Oct. 31,   Oct. 25,
                                                    1998       1997
                                                  --------   --------

Operating activities

Net income                                          $  387    $   365
Gain on the sale of bank assets                         --        (52)
Depreciation and amortization, including
    intangibles                                        459        410
Deferred taxes                                          70        193
Change in cash from:
    Customer receivables                               517        384
    Inventories, net of trade payables                (469)    (1,039)
    Current taxes payable                             (113)        25
    Other assets and liabilities, net                 (679)      (626)
                                                    ------    -------
                                                       172       (340)
                                                    ------    -------

Investing activities

Capital expenditures                                  (508)      (581)
Proceeds from the sale of bank assets, net              --        276
Purchases of investment securities                    (511)      (339)
Proceeds from sales of investment securities           382        215
Changes in Retained Interest in
    JCP Master Credit Card Trust                        41        249
                                                    ------    -------
                                                      (596)      (180)
                                                    ------    -------

Financing activities

Increase/(decrease) in short term debt               1,101     (1,732)
Net proceeds from the issuance
  of long term debt                                     --      2,979
Payment of long term debt                              (50)      (295)
Common stock issued, net                               110         82
Preferred stock retired                                (42)       (33)
Dividends paid, preferred and common                  (430)      (404)
                                                    ------    -------
                                                       689        597
                                                    ------    -------

Net increase/(decrease) in cash and short term
  investments                                          265         77

Cash and short term investments at beginning
  of year                                              287        131
                                                    ------    -------
Cash and short term investments at end of
third quarter                                      $    552   $   208
                                                   ========   =======


Non-cash transaction
--------------------

On February 27, 1997, the Company completed the acquisition of Eckerd Corporation through the exchange of 23.2 million shares of JCPenney common stock for the remaining 49.9 per cent of the outstanding common stock of Eckerd. The value of the non-cash portion of the acquisition was approximately $1.3 billion.

Notes to Interim Financial Information

1.  Restatement

The Company's 1997 interim financial statements for the 13 and 39 week periods ended October 25, 1997 have been restated to reflect the shift of $39 million pretax, $23 million after taxes, of the previously reported $151 million charge associated with the Company's voluntary early retirement program to 1997's fourth quarter. This amount represents the portion of the total charge that relates to employees that formally accepted terms of the program between October 25, 1997 and October 31, 1997, which fell in the Company's fourth quarter. The effects of this restatement on results for the third and fourth quarters of 1997 are summarized below:

Third quarter impact:
                                              Periods ended October 25, 1997
                           ------------------------------------------------------------------
                                       13 weeks                           39 weeks
                           -------------------------------    -------------------------------
                           Previously                         Previously
                           Reported   Adjustment  Restated    Reported   Adjustment  Restated
                           --------   ----------  ---------   --------   ----------  --------
Net income                  $   113   $      23   $   136     $   342    $      23   $   365

Net income per share:
Basic                          0.42        0.09      0.51        1.27         0.09      1.36
Diluted                        0.40        0.09      0.49        1.25         0.09      1.34

Total stockholders' equity                                      7,206           23     7,229



Fourth quarter impact:
                                            Periods ended January 31, 1998
                           ------------------------------------------------------------------
                                       14 weeks                           53 weeks
                           -------------------------------    -------------------------------
                           Previously                         Previously
                           Reported   Adjustment  Restated    Reported   Adjustment  Restated
                           --------   ----------  ---------   --------   ----------  --------

Net income                 $   224    $     (23)  $    201    $   566    $     --    $   566

Net income per share:
Basic                         0.86        (0.09)      0.77       2.13          --       2.13
Diluted                       0.85        (0.09)      0.76       2.10          --       2.10

Total stockholders' equity                                      7,357          --      7,357


2.  Infrequent Charges

During 1996 and 1997, the Company recorded infrequent charges principally related to drugstore integration activities, store closings and FAS 121 impairments, and early retirements and reductions in force. The following tables provide a summary of the charges by year of the charge and by category as well as a roll forward of reserves that were established for certain of the charges through October 31, 1998.

1996 Infrequent Charges:
-----------------------
                                                                         1996
                                                         -------------------------------------
                                                                   Cash        Other     Y/E
($ in millions)                                          Expense  Outlays     Changes  Reserve
                                                         -------------------------------------
JCPenney stores and catalog
---------------------------

  Reduction in force                                     $ 11    $(11)         $  --   $  --
  Other                                                    20     (20)            --      --
                                                         ------------------------------------
                                                           31     (31)            --
Eckerd drugstores
-----------------
  FAS 121 impairments and loss on
    the divestiture of drugstore assets (1)               174      --           (174)     --
  Future lease obligations
    and severance  (2)                                     69      --             --      69
  Allowance for notes receivable  (3)                      --      --             25      25
  Nonconforming goods (4)                                  31      --             --      31
  Headquarters severance (2)                               17      --             --      17
  Other (2)                                                32     (12)           (16)      4
                                                         ------------------------------------
                                                          323     (12)          (165)    146
                                                         ------------------------------------
Total                                                    $354    $(43)         $(165)  $ 146
                                                         ------------------------------------


                                           1997                     3rd Qtr 1998 YTD
                                 -------------------------      -------------------------
                                  Cash     Other     Y/E         Cash     Other   Ending
($ in millions)                  Outlays  Changes  Reserve      Outlays  Changes  Reserve
                                 -------------------------      -------------------------
Eckerd drugstores
-----------------
Future lease obligations
 and severance                   $  (3)   $ --     $ 66         $   (4)   $ --    $ 62
Allowance for notes
 receivable                         --      --       25             --      --      25
Nonconforming goods                 --     (31)      --             --      --      --
Headquarters severance             (16)     --        1             (1)     --      --
Other                               --      --        4             --      --       4
                                 -------------------------      -------------------------
Total                            $ (19)   $(31)    $ 96         $   (5)   $ --    $ 91
                                 -------------------------      -------------------------

Amounts are reflected on the consolidated balance sheets as follows:

(1) Charges related to FAS 121 impairments were recorded as a reduction of property, plant, and equipment balances.

(2) Reserve balances are included as a component of accounts payable and accrued expenses.

(3) The allowance for notes receivable, which was established in connection with the drugstore divestiture discussed below, is included as a reduction of receivables, net.

(4) The reserve for nonconforming goods is included as a component of merchandise inventory.

JCPenney stores and catalog:

Reduction in force - As part of the Company's ongoing program to reduce the cost
------------------
structure for stores and catalog and improve the Company's competitive position and future performance, it announced the elimination of 119 store and field support positions in September 1996, all of which were subsequently eliminated. Future periods are expected to benefit from the elimination of related salary costs. The charges, which were expensed and paid in the fourth quarter, related to severance and outplacement. The program was completed in 1996 at the original cost estimate.

Other - Other charges consist of incremental advertising and pre-opening costs
-----
associated with the Company's acquisition of seven former Woodward & Lothrop stores in the Washington, D.C. area. These costs related to specific, local promotional programs to raise awareness of the JCPenney name and establish the Company's identity in the new market. All costs were expensed as incurred.

Eckerd drugstores:
FAS 121 impairments and loss on the divestiture of drugstore assets
-------------------------------------------------------------------
In the fourth quarter of 1996 the Company recorded $174 million of charges associated with the Eckerd acquisition. This amount was comprised of the following components: 1) $53 million related to the closing of certain underperforming and/or overlap drugstores; 2) $96 million related to the divestiture of certain Rite Aid and Kerr drugstores; and 3) $25 million related principally to the write-off of goodwill associated with previous acquisitions. Each of these items is discussed in more detail below:

1) In October 1996, the Company acquired Fay's Incorporated (Fay's), a chain of 270 drugstores, and entered into an agreement to acquire substantially all of the assets of approximately 193 Rite Aid drugstores in North and South Carolina. At the time of the acquisition, no significant changes to the operations of these stores were expected. In November, the Company entered into an agreement to acquire Eckerd Corporation (Eckerd), a chain of 1,748 drugstores. Upon entering into the agreement to acquire Eckerd, the Company began to plan for the integration of its approximately 1,100 existing drugstores into the Eckerd name and format. The integration plan provided for, among other things, the closing of 86 overlap and/or underperforming Thrift and Fay's drugstores, having a sales base of approximately $130 million and operating losses of approximately $9 million before non-cash operating expenses, such as depreciation, all of which were leased facilities. During 1997, 64 stores were closed, with the majority being closed in the first and fourth quarters (23 and 32, respectively). The remaining store closings were delayed into fiscal 1998, six of which closed in the third quarter of 1998, to facilitate a timely and orderly transition between the operations of the stores to be closed and the surrounding stores that were to remain open and operating. All stores have been closed as of the end of the 1998 third quarter.

A FAS 121 impairment charge of $53 million related to these stores was recorded by the Company in 1996. Impaired assets consisted primarily of store fixtures and leasehold improvements. These assets could not readily be used at other store locations nor was there a ready market outside the Company to determine fair value; the assets were discarded at the time of closing. Accordingly, the impairment charge recorded for these assets represented their carrying value as of the end of fiscal 1996. Asset values were reduced to zero and as a result, depreciation was discontinued. The stores were operating at a loss and continued to do so subsequent to the FAS 121 impairment charge. Operating results for the individual stores were included in operations through the closing dates of the respective stores. There were no significant changes to the Company's initial estimate of impairment.

2) Subsequent to entering the agreement to acquire the Rite Aid stores, but prior to completion of the transaction, the Company entered into an agreement to acquire Eckerd. As a condition of the Eckerd acquisition, the Federal Trade Commission (FTC) required that the Company divest itself of 164 stores (divested stores) in the Carolinas (consisting of both Rite Aid and Kerr drugstores) to a single buyer to maintain adequate competition in the two states. Pursuant to the FTC agreement, the consummation of the acquisition of the Rite Aid stores was delayed until the Company entered into an agreement to sell the divested stores. Ultimately, the Company entered into an agreement with a former member of Thrift management and other parties to sell the divested stores for $75 million ($42 million in cash and $33 million in notes receivable).

The Company recognized a FAS 121 impairment charge of $75 million related to the Rite Aid stores. The impairment charge was necessary as the undiscounted cash flows for these units was not sufficient to support recorded asset values, including furniture and fixtures and other intangibles. The amount of the impairment charge was determined based on the difference between the fair value of the assets, as calculated through discounted expected cash flows, and the carrying amount for those assets. In addition, the Company recorded a loss of $21 million related to the divestiture of the Kerr stores. These 34 Kerr stores had a sales base of approximately $59 million and operating income of approximately $3 million before non-cash operating expenses such as depreciation.

3) As part of the acquisition of Eckerd, the decision was made to operate all drugstores under the Eckerd name and format. Consequently, goodwill in the amount of $10 million, which had been allocated under purchase accounting to the Fay's trade name, was determined to have no value. In addition, the Company recorded an impairment charge of $15 million related to goodwill associated with unprofitable business units operated by the former drugstore operations.

Future lease obligations and severance - In connection with the above store
--------------------------------------
closings, the Company established a $69 million reserve for the present value of ($2 million). The store closing plan anticipated that Eckerd would remain liable for all future lease payments. The present value of future lease obligations was calculated using a 6.7 per cent discount rate and anticipated no subleasing activity or lease buyouts. Costs are being charged against the reserve as incurred; the interest component related to accretion of the discount is recorded as rent expense in the period incurred and is not recorded as an
                                                                        -
accretion to the reserve. On average, the remaining lease term for closed stores was seven years, and payments during the next five years are expected to be approximately $2 million per year. Given the extended payout term of these reserves, they will be assessed periodically to determine their adequacy. No changes have been deemed necessary through the third quarter of 1998.

A total of 1,100 store employees, including store managers as well as salaried and non-salaried personnel, were expected to be terminated as a result of store closings. Terminations approximated 1,150 employees and occurred concurrent with the store closings as described above.

Allowance for notes receivable - As noted above, a portion of the proceeds
------------------------------
related to the sale of the divested stores was financed by the Company through a note receivable of $33 million. The FTC consent agreement provided that the Company could not maintain a continuing interest in the divested stores which placed significant constraints on the Company's ability to collect on the note. As a result, the collectibility of the note was and remains uncertain. Consequently, a reserve for 75 per cent ($25 million) of the face value of the notes receivable was established. This reserve is reviewed for adequacy on a periodic basis. No adjustments have been deemed necessary through the third quarter of 1998.

Nonconforming goods - The integration plan provided for the liquidation of
-------------------
certain merchandise lines, principally private brand merchandise and other items that did not conform to the Eckerd product mix. The charge was calculated based on an analysis of the merchandise categories on hand at the end of 1996 that would be liquidated in 1997. The charge was recorded to reduce nonconforming merchandise inventory to estimated net realizable value. As nonconforming merchandise was liquidated in 1997, merchandise losses were charged against the reserve.

Headquarters severance - A reserve of $17 million was established for
----------------------
termination benefits related to the elimination of the Thrift headquarters and certain support facilities upon the acquisition of Eckerd. Approximately 400 employees were affected by the plan to eliminate these functions, which included all levels of Thrift management and administrative staff. Ultimately, 436 employees were terminated under this program, with the majority of the employees
(421) being terminated during 1997. Actual termination costs were charged against the reserve as incurred with $16 million being incurred and charged against the reserve in 1997. The program has been completed and no adjustments were required to the reserve.

Other - the principal component of other integration charges was $15 million
-----
related to the change of the Thrift accounting policy for certain contractual vendor payments to a more preferable accounting method. This item was established as unearned income on the consolidated balance sheet as of year end 1996, and is being recognized over the contract terms through the year 2002. The remaining $17 million, the majority of which was expensed as incurred, was related to integration activities for the Fay's stores, and other activities such as contract terminations.

The immediate impact of the store closings was a decline in sales. It is anticipated that future operating performance will improve as a result of avoiding operating losses for the underperforming stores, elimination of excess facility costs for the overlap stores, reduction of overhead costs, and elimination of amortization of intangible assets.

1997 Infrequent Charges:
-----------------------
                                                         1997
                                          -----------------------------------
                                                    Cash      Other     Y/E
($ in millions)                           Expense  Outlays   Changes  Reserve
                                          -----------------------------------
JCPenney stores and catalog
---------------------------
  Early retirement  (1)                    $ 151    $  (1)   $  --     $  150
  Reduction in force   (2)                    55       --       --         55
  FAS 121 impairments   (3)                   72       --      (72)        --
  Future lease obligations
   and severance   (2)                        61       (6)      --         55
  Other   (2)                                 23      (18)      --          5
                                           -----------------------------------
                                             362      (25)     (72)       265


Sale of business units                       (63)      63       --         --
----------------------

Eckerd drugstores
-----------------
  Store integration                           61      (61)      --         --
  Nonconforming goods (4)                     45       --      (45)        --
  Future obligations, primarily
    leases  (2)                               37       (2)      --         35
  Systems integration                         26      (26)      --         --
  Advertising/grand reopening                 26      (26)      --         --
  Gain on the sale of
    institutional pharmacy                   (47)      47       --         --
                                           -----------------------------------
                                             148      (68)     (45)        35

                                           -----------------------------------
Total                                      $ 447    $ (30)  $ (117)     $ 300
                                           -----------------------------------


                                                  3rd Quarter 1998 YTD
                                           ----------------------------------
                                            Cash          Other       Ending
($ in millions)                            Outlays       Changes      Reserve
                                           ----------------------------------

JCPenney stores and catalog
---------------------------
  Early retirement                          $ (38)         $  8        $ 120
  Reduction in force                          (45)           --           10
  Future obligations and severance            (12)           --           43
  Other                                        (4)           --            1
                                           ----------------------------------
                                              (99)            8          174
Eckerd drugstores
-----------------
  Future obligation, primarily
    leases                                     (3)           --           32
                                           ----------------------------------
Total                                       $(102)         $  8        $ 206
                                           ----------------------------------

Amounts are reflected on the consolidated balance sheets as follows:

(1) The early retirement program was reflected in the 1997 year end balance sheet as follows: $58 million of prepaid pension assets are included in other assets; $5 million of retiree medical liability and $85 million for the new non-qualified retirement plan are included in other liabilities; and $2 million of plan administration costs are included in accounts payable and accrued expenses.

(2) Reserve balances are included as a component of accounts payable and accrued expenses.

(3) Charges related to FAS 121 impairments were recorded as a reduction of property, plant, and equipment balances.

(4) Charges related to nonconforming goods were recorded as a reduction of merchandise inventories.

JCPenney stores and catalog:
As part of the Company's initiatives to reduce the cost structure for JCPenney stores and catalog and improve the Company's competitive position and future performance, the following actions were taken in the third and fourth quarters of 1997:

Early retirement - In August 1997 the Company announced a voluntary early
----------------
retirement program (Program) to all JCPenney stores, catalog, and corporate support management employees who were age 55 or older and had at least 10 years of service. Approximately 1,600 employees were eligible to participate in the program, and, in total, approximately 1,245 or 78% elected to retire under the Program. The charge of $151 million, which was recorded in the third ($112 million) and fourth ($39 million) quarters of 1997, includes $158 million of termination benefits that were actuarially calculated based on the employees electing to retire under the Program (representing lump-sum payments as well as the present value of periodic future payments determined at a discount rate of 7.5%), $5 million of actuarially calculated post retirement welfare benefits, and $3 million of outside consulting and administration costs. These costs were offset by a $15 million curtailment gain which was the result of a decrease in the projected benefit obligation (PBO) of the Company's qualified pension plan. The PBO was reduced due to the elimination of the liability for future salary increases resulting from the early termination of employees who elected to retire under the Program. The $1 million cash outlay for 1997 represents payments to outside consultants. Cash outlays of $38 million in the first three quarters of 1998 ($8 million in the third quarter) represent payments under the Program to retired employees for lump-sum and periodic payments and administration costs; accretion of the reserve due to interest charges connected with the pension benefits was $8 million through the third quarter ($1 million for the third quarter), and was charged to pension expense which is included in SG&A expenses. Total cash outlay for 1998 is estimated to be $46 million and accretion of the reserve due to interest charges for 1998 is estimated to be $10 million. Annual payments to retired employees under the Program are estimated to be $16 million in 1999 - 2001, $14 million in 2002 - 2004, and $12 million thereafter for approximately 20 years until the liability is reduced to zero. The Company does not anticipate that annual cash outflows will affect its financing requirements. The annual savings from the Program are estimated to be $85 million. There have been no adjustments to the liability as of the third quarter of 1998. Approximately $1 million of the original reserve for administration costs is expected to be reversed in the fourth quarter of 1998 as actual costs have been less than estimated.

Reduction in force - In the fourth quarter of 1997, the Company announced a
------------------
restructuring plan to eliminate 1,693 management employees. The $55 million charge represents severance, outplacement, and other termination benefits offered to all affected associates. There was no cash outlay in 1997, because although employees were notified of the restructuring plan in the fourth quarter of 1997, they did not leave the Company until 1998. Cash outlays of $45 million in the first three quarters of 1998 ($6 million in third quarter) represent termination benefits paid to 1,550 employees terminated through the first three quarters of 1998 (9 in the third quarter). It is expected that the plan will be completed in the fourth quarter of 1998 and at less cost than originally estimated due in part to employee resignations prior to being involuntarily terminated and employees posting for positions elsewhere in the Company. There have been no adjustments made to the liability as of the end of the third quarter of 1998, however, the Company anticipates that approximately $11 million will be reversed in the fourth quarter of 1998.

Unit Closing Costs - The Company identified 97 underperforming stores that did
------------------
not meet the Company's profit objectives and several support units (credit service centers and warehouses) which were no longer needed. This unit closing plan (Plan) represents unit closings over and above the normal course of store closures within a given year, which are typically relocations. All units are scheduled to be closed by the end of fiscal 1998. The major actions comprising the Plan consisted of the identification of a closing date (to coincide with termination rights and/or other trigger dates contained in the lease, if applicable), and the notification of affected parties (e.g., employees, landlords, and community representatives) in accordance with the Company's store closing procedures. Substantially all of the stores and support units included in the portfolio were leased, and as such, the Company was not responsible for the disposal of property, other than fixtures, which for the most part will be disposed without future use. Unit closing costs include future lease obligations and termination benefits, and FAS 121 impairments.

As of the end of the third quarter of 1998, the Company had closed 87 stores and terminated approximately 2,900 employees, including store managers as well as salaried and non-salaried personnel, under the Plan (44 stores and 1,250 employees in the fourth quarter of 1997, and 43 stores and 1,650 employees in the first three quarters of 1998 (6 stores and 420 employees in the third quarter)). The closings are proceeding according to the original plan and the remaining 10 stores are expected to be closed in the fourth quarter of 1998.


     FAS 121 impairments  - Impaired assets consist primarily of store furniture
     -------------------
     and fixtures, and leasehold improvements. The majority of the stores identified for closure were older stores in small markets and the associated furniture and fixtures were out-dated with the Company's current store design. Therefore, these items could not be readily used at another location, nor was there a ready market for these items to determine a fair value. Accordingly, the impairment charge recorded for these assets represents the carrying value of the assets as of the end of fiscal 1997. Depreciation of these assets was discontinued as the impairment charges reduced the asset balances to zero. The stores were operating at a loss and continued to do so subsequent to the FAS 121 impairment charge. The assets were discarded at the time of closing. There were no significant changes to the Company's initial estimate of impairment.

     Future lease obligations and severance  - In connection with the above
     --------------------------------------
     store closings, the Company established a $61 million reserve for the present value of future lease obligations ($31 million) and other store closing costs ($30 million), principally severance and outplacement. The store closing plan anticipated that the Company would remain liable for all future lease payments. Present values were calculated assuming a ten per cent discount rate and anticipated no subleasing activity or lease buyouts. Costs are being charged against the reserve as incurred. The cash outlays in 1997 and the first three quarters of 1998 represent termination benefits paid for the employees terminated in the respective period as discussed above, and lease payments on closed stores. The interest component of lease payments (approximately $2 million in 1998) will be recorded as interest expense, with a corresponding increase in the reserve, in the fourth quarter of 1998 and future years. The remaining reserve as of the end of the third quarter of 1998 represents termination benefits for employees at the 10 stores to be closed in the fourth quarter of 1998 and future lease obligations for all closed stores. The actual timing of store closings did not differ significantly from the estimate upon which the liability for future lease obligations was based. On average, the remaining lease term for closed stores was seven years, and payments during the next five years are expected to be approximately $4 million per year. Given the extended payout term of these reserves, they will be assessed periodically to determine their adequacy. No changes have been deemed necessary through the third quarter of 1998.

The stores identified for closure were generally those with a poor performance history, and to a large extent, declining sales. While the short-term effect of the closings was the net loss of approximately $225 million in sales and the elimination of approximately $15 million in operating losses before non-cash operating charges such as depreciation, the Company anticipates that certain of those sales will be recaptured through neighboring stores or catalog. The Company expects to realize benefits of approximately $32 million per year as a result of eliminating operating losses associated with the closed stores and the redeployment of working capital.

Other - Other charges consist primarily of: (a) $11 million of previously
-----
capitalized business process reengineering costs associated with a project to transform store administrative functions that were expensed in accordance with the provisions of EITF 97-13, (b) $5 million of incremental advertising costs related to the Company's entrance into a new market in Washington D.C. (as discussed previously), which were expensed as incurred in 1997, and (c) a $5 million estimate of printing, postage, and mailing costs related to regulatory requirements to notify credit card customers of annual interest rate changes; $2 million of such costs were paid in 1997, and the remaining $3 million was paid in the first quarter of 1998. All other charges are less than $1 million individually.

Sale of business units:
A gain on the sale of business units of $63 million was included in the 1997 infrequent charges. JCPenney National Bank (JCPNB), a consumer bank which issued VISA and MasterCard credit cards, was sold in 1997 at a gain of $49 million. In addition, the Company recorded a $14 million gain representing a supplemental, contingent payment related to the 1995 sale of JCPenney Business Services, Inc.
(BSI). BSI provided credit-related services to third party credit-card issuers. JCPNB 1996 revenues and operating income were $129 million and $2 million, respectively. The sale of JCPNB did not have a negative impact on the Company's results of operations or financial position in 1997, and it is not expected to have a material impact in future periods.

Eckerd drugstores:
The majority of drugstore charges recorded as infrequent charges in 1997 relate to integration activities that were expensed as incurred in accordance with EITF 95-3. Such costs were comprised of the following:

     Store integration - charges totaling $61 million related to the conversion
     -----------------
     of the former Thrift, Fay's and Kerr stores and certain warehouse facilities to the Eckerd name and format, including training, overhead redundancies during the transition period, and other similar integration related costs.

     Systems integration - costs associated with the conversion of the
     -------------------
     previously owned drugstores to the Eckerd systems platform totaled $26 million.

     Advertising and grand re-opening costs - costs associated with introducing
     --------------------------------------
     the Eckerd name in converted regions as well as costs related to the grand re-opening of converted drugstores totaled $26 million.

In addition, the Company recorded the following drugstore related items as infrequent charges in 1997:

Nonconforming goods - In 1996, the Company planned to liquidate nonconforming
-------------------
merchandise that would not be carried subsequent to the Eckerd acquisition pursuant to normal promotional programs. A charge was recorded to reduce the nonconforming merchandise to expected net realizable value at the end of 1996. In 1997, the Company decided to accelerate the liquidation of nonconforming merchandise to expedite the integration of the drugstore operations. As a result, the nonconforming merchandise was sold faster by offering higher markdowns than originally estimated. As these liquidation losses were realized during 1997, $31 million was charged against the 1996 reserve established for nonconforming merchandise and the remainder, or $45 million, was expensed as incurred and included in 1997 drugstore integration costs.

Future obligations, primarily leases - In the second quarter of 1997 as part of
------------------------------------
the on-going drugstore integration process, the Company closed 26 additional drugstores. These stores were part of the portfolio of retained Rite Aid stores (see previous discussion). The Company recorded a FAS 121 impairment charge for the store assets in 1996. These closings did not involve any termination benefits. The liability in 1997 was limited to future lease obligations on these stores. The reserve for future lease obligations for these stores is based on the present value of lease obligations through the year 2017. Additionally, in the fourth quarter of 1997, the Company became obligated to make future lease payments for 27 stores that Fay's had sold prior to being acquired by the Company on which the buyer had defaulted and failed to make lease payments. Fay's, and therefore the Company, was contractually obligated to make the lease payments. Accordingly, the Company recorded a charge for future lease obligations on these stores at the time the liability became known. The reserve for future lease obligations on these stores is based on lease payments through the year 2009. A charge of $25 million related to all of these lease obligations was recorded. These events are not expected to have an effect on future sales, and other than future lease obligations, there will be no impact on future operating results as none of the stores operated as part of Thrift drugstores. In addition, an $8 million charge was recorded for liabilities established for pending litigation, and the remaining $4 million relates to other miscellaneous charges, each individually insignificant. As of the end of the third quarter of 1998, these combined reserves totaled $35 million. There have been no adjustments to these liabilities as of the end of the third quarter of 1998.

Gain on the sale of institutional pharmacy - as part of the integration plan,
------------------------------------------
the Company sold its underperforming institutional pharmacy operation in the fourth quarter of 1997 and recorded a gain of $47 million. This operation generated sales of $80 million in 1997.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition
-------------------

Merchandise inventory for JCPenney department stores and catalog totaled $5,112 million at the end of the third quarter, a decline of 1.2 per cent compared with $5,174 million at the end of last year's third quarter. Eckerd merchandise inventories totaled $2,157 million at the end of the third quarter, a 6.3 per cent decline compared with $2,302 million at the end of last year's third quarter. Last year's inventory levels were higher than normal in anticipation of grand re-openings of converted drugstores in the northeastern United States.

Properties, net of accumulated depreciation, totaled $5,332 million at October 31, 1998 compared with $5,130 million a year earlier. As of the end of the third quarter, the Company operated 1,165 JCPenney stores comprising 116.0 million gross square feet compared with 1,220 stores comprising 119.3 million gross square feet at the end of 1997's third quarter. The decline was principally related to the closing of underperforming stores which was a component of the Company's 1997 infrequent charges. During the quarter, six of the underperforming stores were closed; substantially all of the stores slated for closing had been closed as of the end of the third quarter. In addition, the Company operated 2,738 Eckerd drugstores at the end of the quarter, a net decline from 2,769 at the end of last year's third quarter. The net decline in drugstores is primarily related to the conversion of the Company's multiple drugstore chains to the Eckerd format. Eckerd's new store opening activity continues to be focused on relocating existing stores to more productive, free-standing locations. During the first nine months of 1998, Eckerd has relocated 121 drugstores compared with the relocation of 94 stores in the comparable 1997 period.

Reserves related to the Company's infrequent charges, principally drugstore integration activities, the voluntary early retirement program, and closing of underperforming department stores and support facilities, totaled $297 million at the end of the third quarter of 1998 (see note 2 to Interim Financial Statements for additional information). During the quarter, approximately $21 million was charged against the reserves, principally for payments of lease obligations, and payment of periodic payments of employee benefits related to the early retirement and reduction in force. The remaining reserves are principally related to the early retirement, and store closings, including the present value of future lease obligations, both of which will be paid out over an extended period of time.

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

Results of Operations
---------------------

Consolidated operating results

($ in millions)                         13 weeks ended        39 weeks ended
                                     --------------------  --------------------
                                     Oct. 31,    Oct. 25,  Oct. 31,    Oct. 25,
                                       1998        1997      1998        1997
                                     --------    --------  --------    --------
Operating profit by segment:
Department stores and catalog          $ 329       $ 420    $  718      $  738
Eckerd drugstores                         64          63       150         273
Direct marketing                          58          51       171         157
Other unallocated                         10           6        12          35
                                       -----       -----    ------      ------
                                         461         540     1,051       1,203
Net interest expense and credit
   operating costs                      (142)       (152)     (350)       (355)
Amortization of intangible assets        (15)        (14)      (68)        (72)
Infrequent charges                        --        (151)       --        (178)
                                       -----       -----    ------      ------
Income before income taxes               304         223       633         598
Income taxes                            (118)        (87)     (246)       (233)
                                       -----       -----    ------      ------
Net income                             $ 186       $ 136    $  387      $  365

Net income for the quarter totaled $186 million, or 68 cents per diluted share, compared with $136 million, or 49 cents per share, in last year's period. Last year's third quarter net income reflected infrequent charges of $151 million, or 36 cents per share, related principally to the Company's early retirement program.

For the 39 weeks ended October 31, 1998, net income totaled $387 million, or $1.42 per diluted share, compared with $365 million, or $1.34 per share, last year. The Company's financial results for the 13 and 39 weeks ended October 25, 1997 have been restated to reflect a shift of $39 million pretax, $23 million after taxes, or 9 cents per diluted share, for a portion of the voluntary early retirement program to the fourth quarter of 1997 (see footnote 1 to the interim financial statements for additional information). Excluding the effects of drugstore inventory adjustments and other integration charges (collectively drugstore integration charges) that were recorded in 1998's second quarter and the infrequent charges recorded in 1997's third quarter related to the Company's early retirement program, earnings totaled $457 million, or $1.67 per share, this year compared with $474 million, or $1.76 per share, in last year's comparable period.

Segment Operating Results

Department Stores and Catalog
-----------------------------

                                               13 weeks ended                    39 weeks ended
                                         -------------------------         -------------------------
                                         Oct. 31,         Oct. 25,         Oct. 31,         Oct. 25,
                                           1998             1997             1998             1997
                                         --------         --------         --------         --------
($ in millions)
Retail sales                             $ 4,807          $ 4,927          $13,109          $13,213
Cost of goods sold                        (3,299)          (3,358)          (9,055)          (9,133)
SG&A expenses                             (1,179)          (1,149)          (3,336)          (3,342)
                                         --------         --------         --------         --------
Operating profit (1)                     $   329          $   420          $   718          $   738


Sales per cent increase/(decrease)
  Total department stores                   (5.0)            (1.5)            (2.1)             2.2
  Comparable stores                         (4.0)            (2.5)            (1.7)             1.2
  Catalog                                    8.0              2.6              4.4              2.7
Ratios as a per cent of sales
  FIFO gross margin                         31.4             31.8             30.9             30.9
  SG&A expenses                             24.5             23.3             25.4             25.3
  FIFO operating profit (1)                  6.9              8.5              5.5              5.6
  FIFO EBITDA (2)                            9.7             11.0              9.3              9.1


(1) Operating profit excludes net interest expense and credit operations, amortization of intangible assets and minority interest, infrequent charges, net, and income taxes.

(2) EBITDA is provided as an alternative assessment of operating performance and is not intended to be a substitute for GAAP measurements. EBITDA excludes depreciation, amortization, interest, and finance charge revenue net of credit operating costs; calculations may be different for other companies.


Sales for department stores were soft throughout the third quarter, totaling $3,749 million, a decline of 5.0 per cent from last year's third quarter. Sales for comparable stores, those stores open at least a year, declined 4.0 per cent. Store sales were generally down across all merchandise divisions and geographic
regions.   Catalog sales totaled $1,058 million, an 8.0 per cent increase from last year. Catalog sales benefited from the participation in coordinated marketing programs with department stores. Stores and catalog FIFO gross margin totaled $1,508 million compared with $1,569 million in last year's third quarter. The decline was attributable to sales declines coupled with lower margins resulting from more aggressive promotional programs as compared with the 1997 period. Selling, general, and administrative (SG&A) expenses increased $30 million, or 2.6 per cent, in the quarter from the prior year. Expense increases were principally related to advertising. Both the gross margin and SG&A ratios during the quarter were negatively impacted by low sales volume in department stores. Gross margin declined by 40 basis points in this year's third quarter, while SG&A expenses increased by 120 basis points. Operating profit was $329 million in the third quarter compared with $420 million in last year's period.

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


Eckerd Drugstores
-----------------

                                               13 weeks ended                    39 weeks ended
                                         -------------------------         -------------------------
                                         Oct. 31,         Oct. 25,         Oct. 31,         Oct. 25,
                                           1998             1997             1998             1997
                                         --------         --------         --------         --------
($ in millions)
Retail sales                             $ 2,490          $  2,281         $  7,504         $  6,896
Cost of goods sold                        (1,973)           (1,805)          (5,983)(1)       (5,411)
LIFO charge                                  (10)               (8)             (27)             (15)
SG&A expenses                               (443)             (405)          (1,344)(1)       (1,197)
                                         --------         --------         --------         --------
Operating profit (2)                     $    64          $     63         $    150         $    273


Sales per cent increase
 Total drugstores                            9.2              10.6 (3)          8.8             11.7 (3)
 Comparable stores                          10.0               7.2              8.9              7.5
Ratios as a per cent of sales
 FIFO gross margin                          20.8              20.9             20.3             21.6
 SG&A expenses                              17.8              17.8             17.9             17.4
 FIFO operating profit                       3.0               3.1              2.4              4.2
 FIFO EBITDA (4)                             5.7               5.3              5.0              6.3

 LIFO gross margin                          20.4              20.5             19.9             21.3
 LIFO operating profit                       2.6               2.7              2.0              3.9
 LIFO EBITDA (4)                             5.3               4.9              4.7              6.1


(1) Cost of goods sold includes inventory adjustments of $98 million and SG&A expenses include $16 million of other integration expenses (see discussion below).

(2) Operating profit excludes net interest expense and credit operations, amortization of intangible assets and minority interest, infrequent charges, net, and income taxes.

(3) The percentage shown has been calculated using 1996 pro forma data, assuming the Company's drugstore acquisitions had occurred at the beginning of fiscal 1996.

(4) EBITDA is provided as an alternative assessment of operating performance and is not intended to be a substitute for GAAP measurements. EBITDA excludes depreciation, amortization, and interest; calculations may be different for other companies.

Sales were $2,490 million for the 13 weeks ended October 31, 1998, a 9.2 per cent increase over third quarter 1997. On a comparable store basis, sales increased by 10.0 per cent. Sales for comparable stores improved in both pharmacy, which increased by 15.3 per cent during the quarter, and non-pharmacy merchandise. FIFO gross margin totaled $517 million compared with $476 million in last year's third quarter, an increase of 8.6 per cent. As a per cent of sales, gross margin declined by 10 basis points. Margin ratio improvement for non-pharmacy merchandise was offset by the mix of sales which continue to shift toward lower margin pharmacy sales. During the quarter, Eckerd recorded a $10 million LIFO charge compared with an $8 million charge in last year's quarter. FIFO operating profit for the quarter totaled $74 million compared with $71 million in last year's quarter.

Sales for the 39 weeks totaled $7,504 million compared with $6,896 million in last year's period, an increase of 8.8 per cent; comparable store sales increased 8.9 per cent. Sales gains were led by a 14.7 per cent increase in pharmacy sales. FIFO gross margin for the first nine months totaled $1,521 million compared with $1,485 million last year, an increase of 2.4 per cent. FIFO gross margin ratio declined by 130 basis points compared with last year. Eckerd realized improvement in both pharmacy and front-end merchandise; however, margins were negatively impacted by inventory adjustments and sales which were more heavily weighted towards pharmacy which carries lower margins. Eckerd recorded a LIFO charge of $27 million in the first nine months of 1998 compared with a $15 million charge in last year's comparable period. SG&A expenses were higher than last year and as a per cent of sales increased by 50 basis points. FIFO operating profit for drugstores totaled $177 million compared with $288 million in last year's period, and declined by 180 basis points compared with last year. The above comparisons include the effects of second quarter 1998 inventory adjustments and other integration related costs (see discussion below). Excluding such charges, FIFO gross margin was flat, SG&A expenses as a percent of sales increased 30 basis points, and operating profit declined by 40 basis points compared with last year's period.

During 1998's second quarter, the Company recorded pre-tax charges of $114 million, net, for its drugstore operation. The charges consisted of $126 million related to merchandise losses offset by $28 million of cost recoveries received by Eckerd as settlement in lieu of joining class action litigation concerning prescription drug pricing, both of which were accounted for in cost of goods sold, and $16 million of additional costs incurred in support of the drugstore integration activities which were reported as SG&A expenses.

The merchandise losses sustained by Eckerd related principally to the conversion of the Company's Thrift, Fay's, and Kerr drugstores, including acquired Rite Aid and Revco stores, to the Eckerd name and format. This process, which began in 1997, impacted approximately 1,100 stores and three warehouses, and involved, among other things, the conversion of existing systems and the liquidation of nonconforming merchandise. In an effort to better position the combined drugstore operations strategically and to realize the benefits of synergy, the Company conducted a rapid conversion, which in turn placed significant demands on people and systems throughout 1997 and the first half of 1998. The Company believes that these demands, as well as higher than anticipated losses resulting from the aggressive liquidation of nonconforming merchandise, were significant factors contributing to the higher than normal shrinkage levels revealed by 1998 physical inventories. In accordance with generally accepted accounting principles, the Company recorded a charge to adjust shrinkage rates in the second quarter based on the finalized results of these physical inventories. In addition, the shrinkage rate for the third quarter was adjusted upward slightly, and was reflected in the operating results for Eckerd.

Management believes that as a result of the steps it has taken, including enhancing processes, replacing certain accounting systems, and increasing staffing, systems and controls are in place so that inventory and shrinkage results will return to more normal levels.


Direct Marketing Services
-------------------------

                                               13 weeks ended                    39 weeks ended
                                         -------------------------         -------------------------
                                         Oct. 31,         Oct. 25,         Oct. 31,         Oct. 25,
                                           1998             1997             1998             1997
                                         --------         --------         --------         --------
($ in millions)
Revenue                                  $    252         $    233         $    749         $    686
Costs and expenses (1)                       (194)            (182)            (578)            (529)
                                         --------         --------         --------         --------
Operating profit  (2)                    $     58         $     51         $    171         $    157

Revenue, per cent increase                    8.2             12.0              9.2             14.1
Operating profit as a
 per cent of revenue                         23.0             21.9             22.8             22.9

(1) Includes amortization of deferred acquisition costs of $47 and $41 for the 13 weeks, and $139 and $122 for the 39 weeks ended October 31, 1998 and October 25, 1997, respectively.

(2)  Operating profit excludes interest expense and income taxes.

Revenue increased by 8.2 per cent in the third quarter compared with last year's period. Revenue growth was led by non-insurance products, which increased by
38.5 per cent, and health insurance products, which increased by 8.4 per cent. Non-insurance products represent a small but growing component of the direct marketing business, comprising approximately 6 per cent of revenues and 4 per cent of operating earnings for the 39 weeks ended October 31, 1998. Operating profit for the period was $58 million, an increase of $7 million, or 13.7 per cent. For the nine months, direct marketing generated an 8.9 per cent increase in operating profit on a 9.2 per cent increase in revenue. During the third quarter of 1998, JCPenney Insurance Group changed its name to JCPenney Direct Marketing Services, Inc. to more properly reflect the vision and emphasis of the organization - marketing insurance and non-insurance products as well as offering its marketing and operational expertise to third parties.


Other Corporate Items

Net Interest Expense and Credit Operations
------------------------------------------

Net interest expense and credit operations for the third quarter was $142 million compared with $152 million in last year's third quarter. The decrease was primarily related to reductions in bad debts. Both bankruptcy and delinquency rates continued to show positive trends during the quarter. As of October 31, 1998, delinquencies were 3.7 per cent of customer receivables compared with 4.8 per cent a year ago. For the first nine months, net interest expense and credit operations totaled $350 million compared with $355 million in last year's period. The decline was principally related to improvement in bad debt expense, which was $26 million, or 13.5 per cent, better than last year, offset by higher interest costs associated with the Eckerd acquisition. Total customer receivables serviced at October 31, 1998 totaled $3,893 million, a decline of $482 million, or 11.0 per cent, from the comparable period last year. The decrease is principally related to the continued shift of credit purchases to third party credit cards.


Income Taxes
------------

The Company's effective income tax rate was 38.8 per cent in the third quarter, up 20 basis points from last year. For the first nine months, the effective income tax rate was 38.8 per cent compared with 38.9 per cent last year.


Year 2000
---------

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

New Accounting Rules
--------------------

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for quarters beginning after June 15, 1999. The Company has a limited exposure to derivative products and does not expect these new rules to have a material impact on reported results.

The American Institute of Certified Public Accountants has issued Statements of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and No. 98-5, "Reporting on the Costs of Start-Up Activities." The new accounting rules, which have been adopted, did not have a material impact on the Company's results of operations.


Subsequent Events
-----------------

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


Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company holds an interest rate swap with a notional principal amount of $375 million entered into in connection with the issuance of asset-backed certificates in 1990. This swap presents no material risk to the Company's results of operations.

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

          27(a) Restated Financial Data Schedule for the nine months ended October 31, 1998.

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



Date:  January 26, 1999