Form 10-K405
period 1999-01-30
PENNEY J C CO INC
filed 1999-04-28
CIK 77182

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For the 52 weeks ended January 30, 1999 Commission file number 1-777

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $10,486,998,096 as of March 22, 1999.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 252,834,719 shares of Common Stock of 50c par value, as of March 22, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

     Documents from which portions           Parts of the Form 10-K
     are incorporated by reference           into which incorporated
     -----------------------------           -----------------------

1.   J. C. Penney Company, Inc.              Part I, Part II, and
     1998 Annual Report to Stockholders      Part IV

2.   J. C. Penney Company, Inc.              Part III
     1999 Proxy Statement

3.   J. C. Penney Funding Corporation        Part I and Part IV
     Form 10-K for fiscal year 1998

                                    PART I
                                    ------

1.   BUSINESS.
     --------

     J. C. Penney Company, Inc. ("Company") was founded by James Cash Penney in 1902. Incorporated in Delaware in 1924, the Company has grown to be a major retailer, operating approximately 1,150 JCPenney department stores in all 50 states, Puerto Rico, Mexico and Chile. In addition, in January 1999, the Company completed the acquisition of the majority interest in a Brazilian department store chain that operates 21 stores under the Renner name. The major portion of the Company's business consists of providing merchandise and services to consumers through department stores that include catalog departments. The Company markets predominantly family apparel, jewelry, shoes, accessories, and home furnishings. In addition, the Company, through its wholly-owned subsidiary, Eckerd Corporation ("Eckerd"), operates a chain of approximately 2,900 drugstores located throughout the northeast, southeast, and Sunbelt regions of the United States, including the Company's March 1999 acquisition of the New York-based Genovese drugstore chain. The Company also has several direct marketing subsidiaries, the principal of which is J. C. Penney Life Insurance Company, which market life, health, accident and credit insurance as well as a growing portfolio of membership services to both domestic and international customers.

     The business of marketing merchandise and services is highly competitive. Although the Company is one of the largest department store and drugstore retailers in the United States, it has numerous competitors. Many factors enter into the competition for the consumer's patronage, including price, quality, style, service, product mix, convenience, and credit availability. The Company's annual earnings depend to a significant extent on the results of operations for the last quarter of its fiscal year. Sales for that period average approximately 31 per cent of annual sales.

     In the normal course of its business, the Company accepts merchandise returns from customers. This policy, which has been in place for many years, is designed to enhance the customer's shopping experience and build customer loyalty. From time to time, the Company has analyzed the effects of its sales returns policy on its operations. Historically, sales return rates have been consistent from year to year for the Company's retail stores and catalog operations and have not had a material impact on its results of operations or financial condition. Based on its analysis, the Company does not believe that merchandise returns present material operational or financial risks. Accordingly, the Company has not established a reserve for sales returns and does not believe that any such reserve is required.

     On April 15, 1999, Moody's Investors Service and Fitch IBCA lowered their respective ratings of the Company's long-term debt from A2 to A3 and from A to A-, and commercial paper from P1 to P2 and from F1 to F2.

     Information about certain aspects of the business of the Company included under the captions of "Investments and Fair Value of Financial Instruments" (pages 28 and 29) and "Segment Reporting" (page 39), which appear in the section of the Company's 1998 Annual Report to Stockholders entitled "Notes to the Consolidated Financial Statements", "Five Year Financial Summary" (page 40), "Five Year Operations Summary" (page 41), and "Supplemental Data (unaudited)" (pages 42 through 44), which appear in the Company's 1998 Annual Report to Stockholders on the pages indicated in the parenthetical references, is incorporated herein by reference and filed hereto as Exhibit 13 in response to
Item 1 of Form 10-K.

     In addition, information about J. C. Penney Funding Corporation, a wholly owned consolidated subsidiary of the Company, which appears in Item 1 of its separate Annual Report on Form 10-K for the fiscal year ended January 30, 1999, is incorporated herein by reference and filed hereto as Exhibit 99(a) in response to Item 1 of Form 10-K.

     SUPPLIERS.  The Company purchases its merchandise from approximately 4,150
     ---------
domestic and foreign suppliers, many of whom have done business with the Company for many years. In addition, Eckerd purchases merchandise and pharmaceuticals from approximately 3,100 suppliers, substantially all of which are domestic.
The majority of Eckerd's suppliers have done business with Eckerd for many years. In addition to its Plano, Texas home office, the Company, through its international purchasing subsidiary, maintained buying offices in twelve foreign countries and quality assurance inspection offices in an additional six foreign countries as of January 30, 1999.

     EMPLOYMENT.  The Company and its consolidated subsidiaries employed
     ----------
approximately 262,000 persons as of January 30, 1999.

     ENVIRONMENT.  Environmental protection requirements did not have a material
     -----------
effect upon the Company's operations during fiscal 1998. While management believes it unlikely, it is possible that compliance with such requirements will lengthen lead time in expansion plans and increase construction, and therefore operating costs due in part to the expense and time required to conduct environmental and ecological studies.

2.   PROPERTIES.
     ----------

     At January 30, 1999, the Company operated 3,925 retail stores, comprised of 1,148 JCPenney department stores, 21 Renner department stores and 2,756 drugstores, in all 50 states, Puerto Rico, Brazil, Mexico, and Chile, of which 288 JCPenney department stores and 16 drugstores were owned. In addition, the Company owns six store locations that are leased to other tenants and not operated as units of the Company. The Company also operated six catalog fulfillment centers, of which four were owned, and owned one store distribution center, three drugstore distribution centers, J. C. Penney Direct Marketing Services, Inc. and Eckerd corporate offices, and the Company's home office facility and approximately 240 acres of property in Plano, Texas, adjacent to the facility. Information relating to certain of the Company's facilities included under the caption "Five Year Operations Summary", which appears on page 41 of the Company's 1998 Annual Report to Stockholders, is incorporated herein by reference and filed hereto as Exhibit 13 in response to
Item 2 of Form 10-K.

3.   LEGAL PROCEEDINGS.
     -----------------

     The Company has no material legal proceedings pending against it.

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     ---------------------------------------------------

     No matter was submitted to a vote of stockholders during the fourth quarter of fiscal 1998.

          EXECUTIVE OFFICERS OF THE REGISTRANT.
          ------------------------------------

The following is a list, as of March 22, 1999, of the names and ages of the executive officers of the Company and of the offices and other positions held by each such person with the Company. The terms of all executive officers will expire on May 21, 1999. There is no family relationship between any of the named persons.

                              OFFICES AND OTHER POSITIONS
         NAME                    HELD WITH THE COMPANY                    AGE
     ------------             ---------------------------                 ---
James E. Oesterreicher...Chairman of the Board and
                             Chief Executive Officer; Director             57
Marilee J. Cumming.......President of Merchandising for JCPenney
                             Stores and Catalog                            51
Gary L. Davis............Executive Vice President, Chief
                             Human Resources and Administration
                             Officer                                       56
Gale Duff-Bloom..........President of Marketing and Company
                             Communications                                59
David V. Evans...........Senior Vice President, Chief
                             Information Officer                           53
John E. Fesperman........President and Chief Operating Officer,
                             JCPenney Direct Marketing
                             Services, Credit, and Facilities
                             Services                                      53
Thomas D. Hutchens.......President and Chief Operating
                             Officer, International                        58
Charles R. Lotter........Executive Vice President, Secretary
                             and General Counsel                           61
Donald A. McKay..........Executive Vice President and
                             Chief Financial Officer                       53
Francis A. Newman........Chairman of the Board,
                             President and Chief Executive
                             Officer of Eckerd Corporation                 50
Michael W. Taxter........Senior Vice President, Director
                             of JCPenney Stores                            47

_____________

  Mr. Oesterreicher was elected Chairman of the Board effective January 1997 and has served as Chief Executive Officer since 1995. He served as Vice Chairman of the Board from 1995 to 1997. From 1992 to 1995, he served as President of JCPenney Stores and Catalog.

  Ms. Cumming was elected President of Merchandising for JCPenney Stores and Catalog, effective March 1, 1999. Prior to that, she served as President of the Women's Apparel Division from 1996 to 1999, and from 1993 to 1996, President of the Home and Leisure Division.

  Mr. Davis, who was elected Executive Vice President, Chief Human Resources and Administration Officer, effective April 1, 1998, served as Senior Vice President, Director of Human Resources and Administration from 1997 to 1998. From 1996 to 1997, he served as Senior Vice President and Director of Personnel and Administration. He was elected President of the Northwestern Region in 1992 and served in that capacity until 1996.

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

  Mr. Fesperman was elected President and Chief Operating Officer, JCPenney Direct Marketing Services, Credit, and Facilities Services, effective December 1, 1997. Prior to that, he served as Senior Vice President, Director of Planning, Facilities, and International Development and from 1996 to 1997 he served as Senior Vice President and Director of Support Services and Subsidiary Operations. He was elected a Vice President in 1993 and served as Director of Insurance from 1991 to 1996.

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

  Mr. Taxter was elected Senior Vice President, Director of JCPenney Stores, effective March 1, 1999. In 1998, he was elected Senior Vice President and served as Director of Strategic Development. In 1995, he was elected Regional President and served as President of the South and Southeastern Region from 1996 to 1998. Prior to that, he served as Director of Coordination between 1993 and 1996.



                                    PART II
                                    -------

5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
     ---------------------------------------------------------------------

  The Company's Common Stock is traded principally on the New York Stock Exchange, as well as on other exchanges in the United States. In addition, the Company has authorized 25 million shares of Preferred Stock, of which 792 thousand shares of Series B ESOP Convertible Preferred Stock were issued and outstanding at January 30, 1999. Additional information relating to the Common Stock and Preferred Stock of the Company included under the captions "Consolidated Statements of Stockholders' Equity" (page 23), "Capital Stock" (page 30), and "Quarterly Data (Unaudited)" (page 40), which appear in the Company's 1998 Annual Report to Stockholders on the pages indicated in the parenthetical references, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 5 of Form 10-K.

6.   SELECTED FINANCIAL DATA.
     -----------------------

  Information for the fiscal years 1994-1998 included in the "Five Year Financial Summary" on page 40 of the Company's 1998 Annual Report to Stockholders is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 6 of Form 10-K.

7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
     --------------------------------------------------------------------------
      OPERATIONS.
      ----------

  The discussion and analysis included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", which appears in the Company's 1998 Annual Report to Stockholders on pages 12 through 20 thereof, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 7 of Form 10-K.

7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     ----------------------------------------------------------

  The Company holds an interest rate swap with a notional principal amount of $375 million entered into in connection with the issuance of asset-backed certificates in 1990. This swap presents no material risk to the Company's results of operations.

8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     -------------------------------------------

  The Consolidated Balance Sheets of the Company and subsidiaries as of January 30, 1999 and January 31, 1998, and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended January 30, 1999, appearing on pages 22 through 25 of the Company's 1998 Annual Report to Stockholders, together with the Independent Auditors' Report of KPMG LLP, independent certified public accountants, appearing on page 21 of the Company's 1998 Annual Report to Stockholders, the Notes to the Consolidated Financial Statements on pages 26 through 39, and the quarterly financial highlights ("Quarterly Data (unaudited)")appearing on page 40 thereof, are incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 8 of Form 10-K.

9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
     -------------------------------------------------------------------------
      DISCLOSURE.
      ----------

  None.


                                   PART III*
                                   --------

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.*
     --------------------------------------------------


11.  EXECUTIVE COMPENSATION.*
     ----------------------

12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
     ----------------------------------------
     OWNERS AND MANAGEMENT.*
     ---------------------

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.*
     ----------------------------------------------

____________

  * Pursuant to General Instruction G to Form 10-K, the information called for by Items 10, with respect to directors of the Company (to the extent not set forth in Part I hereof), 11, 12, and 13 is incorporated by reference to the Company's 1999 Proxy Statement, which involves the election of directors, the final copy of which the Company filed with the Securities and Exchange Commission, pursuant to Regulation 14A, on April 13, 1999.

                                    PART IV
                                    -------


14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
     ----------------------------------------------------------------

  (a)(1) All Financial Statements. See Item 8 of this Annual Report on Form 10-K for financial statements incorporated by reference to the Company's 1998 Annual Report to Stockholders.

  (a)(2) Financial Statement Schedules. Schedule II (Valuation and Qualifying Accounts and Reserves) is attached on Page F-1. See Independent Auditors' Report of KPMG LLP, independent certified public accountants, appearing on page 13 of this Annual Report on Form 10-K.

  All other schedules have been omitted as they are inapplicable or not required under the rules, or the information has been submitted in the consolidated financial statements and related financial information included in the Company's 1998 Annual Report to Stockholders incorporated herein by reference and filed hereto as Exhibit 13.

  Separate financial statements are filed for J. C. Penney Funding Corporation, a wholly owned consolidated subsidiary, in its separate Annual Report on Form 10-K for the 52 weeks ended January 30, 1999, which financial statements, together with the Independent Auditors' Report of KPMG LLP thereon, are incorporated herein by reference and filed hereto as Exhibit 99(b).

  (a)(3) Exhibits.  See separate Exhibit Index on pages G-1  through G-10.

  (b) Current Reports on Form 8-K. During the last quarter of the period covered by this Annual Report on Form 10-K, the Company filed its Current Report on Form 8-K (Item 5 - Other Events) dated November 23, 1998.

  (c) Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form is filed as part of the separate Exhibit Index on pages G-1 through G-10 and specifically identified as such beginning on page G-5.

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



                            J. C. PENNEY COMPANY, INC.
                            --------------------------
                                  (Registrant)



                            By: /s/ C. R. LOTTER
                               -----------------------
                                C. R. Lotter
                                Executive Vice President,
                                Secretary and General Counsel



Dated:  April 28, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURES                       TITLE                  DATE
  ----------                       -----                  ----
J. E. Oesterreicher*    Chairman of the Board and       April 28, 1999
----------------------
J. E. Oesterreicher     Chief Executive Officer
                        (principal executive officer);
                        Director

D. A. McKay*            Executive Vice President and    April 28, 1999
----------------------
D. A. McKay             Chief Financial Officer
                        (principal financial officer)

W. J. Alcorn*           Vice President and Controller   April 28, 1999
----------------------
W. J. Alcorn            (principal accounting officer)

M. A. Burns*            Director                        April 28, 1999
----------------------
M. A. Burns

T. J. Engibous*         Director                        April 28, 1999
----------------------
T. J. Engibous

K. B. Foster*           Director                        April 28, 1999
----------------------
K. B. Foster

V. E. Jordan, Jr.*      Director                        April 28, 1999
----------------------
V. E. Jordan, Jr.

George Nigh*            Director                        April 28, 1999
----------------------
George Nigh

J. C. Pfeiffer*         Director                        April 28, 1999
----------------------
J. C. Pfeiffer

A. W. Richards*         Director                        April 28, 1999
----------------------
A. W. Richards

F. Sanchez-Loaeza*      Director                        April 28, 1999
----------------------
F. Sanchez-Loaeza

C. S. Sanford, Jr.*     Director                        April 28, 1999
----------------------
C. S. Sanford, Jr.

R. G. Turner*           Director                        April 28, 1999
----------------------
R. G. Turner

*By: /s/ C. R. LOTTER
    ------------------
    C. R. Lotter
    Attorney-in-fact

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



The Board of Directors of
J. C. Penney Company, Inc.:


Under date of February 25, 1999, we reported on the consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended January 30, 1999, as contained in the 1998 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Company's Annual Report on Form 10-K for the 1998 fiscal year. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in Item 14(a)(2) of the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

Dallas, Texas
February 25, 1999

                                                                     SCHEDULE II
                          J. C. PENNEY COMPANY, INC.
                               AND SUBSIDIARIES

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Amounts in millions)




--------------------------------------------------------------------------------
                                         52 Weeks       53 Weeks      52 Weeks
                                          Ended          Ended          Ended
                                       January 30,    January 31,    January 25,
Description                                1999           1998          1997
--------------------------------------------------------------------------------

Reserves deducted from assets
-----------------------------

Allowance for doubtful accounts (1)
   Balance at beginning of period       $ 105           $ 77           $ 63
   Additions charged to costs and
       expenses                           241            249            196
   Deductions of write-offs, less
       recoveries                        (228)          (221)          (182)
                                       ------         ------          ------

   Balance at end of period             $ 118          $ 105           $ 77
                                       ======         ======          ======


          (1) Excludes amounts related to the Company's retained interest in JCP Master Credit Card Trust.


Allowance for loan losses -
   JCPenney National Bank
   Balance at beginning of period       $ -            $ 51            $ 47
   Additions charged to costs and
       expenses                           -               8              83
   Deductions of write-offs, less
       recoveries                         -             (11)            (79)
   Reduction in reserves related
       to the sale of the bank
       receivables portfolio              -             (48)              -
                                       ------         ------          ------

   Balance at end of period             $ -            $ -             $ 51
                                       ======         ======          ======

                                 EXHIBIT INDEX
                                 -------------

               Exhibit
               -------


3.   (i)    ARTICLES OF INCORPORATION Restated Certificate of Incorporation of
            -------------------------
          the Company, as amended.


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

     (g) Rights Agreement, dated as of March 26, 1999, by and between the Company and ChaseMellon Shareholder Services L.L.C. as Rights Agent (incorporated by reference to Exhibit 4 to Company's Current Report on Form 8-K, Date of Report - March 10, 1999*).

     (h) Amended and Restated 364-Day Revolving Credit Agreement dated as of December 3, 1996, among J. C. Penney Company, Inc., J. C. Penney Funding Corporation, the Lenders party thereto, Morgan Guaranty Trust Company of New York, as Agent for the Lenders, and Bank of America Illinois, Bankers Trust Company, The Chase Manhattan Bank, Citibank, N.A., Credit Suisse First Boston, and NationsBank of Texas, N.A., as Co-Agents for the Lenders (incorporated by reference to Exhibit 4(d) to J. C. Penney Funding Corporation's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997, SEC File No. 1-4947-1).

     (i) Amended and Restated Five-Year Revolving Credit Agreement dated as of December 3, 1996, among J. C. Penney Company, Inc., J. C. Penney Funding Corporation, the Lenders party thereto, Morgan Guaranty Trust Company of New York, as Agent for the Lenders, and Bank of America Illinois, Bankers Trust Company, The Chase Manhattan Bank, Citibank, N.A., Credit Suisse

         First Boston, and NationsBank of Texas, N.A., as Co-Agents for the Lenders (incorporated by reference to Exhibit 4(e) to J. C. Penney Funding Corporation's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997, SEC File No. 1-4947-1).

     (j) Amendment and Restatement Agreement to 364-Day Revolving Credit Agreement, dated as of November 20, 1998, among J. C. Penney Company, Inc., J. C. Penney Funding Corporation, the Lenders parties thereto, Morgan Guaranty Trust Company of New York, as Agent, Citibank, N. A., Nationsbanc Montgomery Securities LLC and The Chase Manhattan Bank, as Co-Syndication Agents, and Credit Suisse First Boston and First Union National Bank, as Managing Agents (incorporated by reference to Exhibit 4(f) to J. C. Penney Funding Corporation's Annual Report on Form 10-K for the 52 weeks ended January 30, 1999, SEC File No. 1-4947-1).

     (k) Amendment and Restatement Agreement to Five-Year Revolving Credit Agreement, dated as of November 21, 1997, among J. C. Penney Company, Inc., J. C. Penney Funding Corporation, the Lenders party thereto, Morgan Guaranty Trust Company of New York, as Agent, and Bank of America National Trust and Savings Association, Bankers Trust Company, The Chase Manhattan Bank, Citibank, N.A., Credit Suisse First Boston and NationsBank of Texas, N.A., as Managing Agents (incorporated by reference to Exhibit 4(g) to J. C. Penney Funding Corporation's Annual Report on Form 10-K for the 53 weeks ended January 31, 1998, SEC File No. 1-4947-1).

     (l) Guaranty dated as of February 17, 1997, executed by J. C. Penney Company, Inc. (incorporated by reference to Exhibit 4(c) to J. C. Penney Funding Corporation's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997, SEC File No. 1-4947-1).

     (m) Guaranty dated as of December 3, 1996, executed by J. C. Penney
         Company Inc. with respect to the Amended and Restated 364-Day and Five-Year Revolving Credit Agreements, each dated as of December 3, 1996 (incorporated by reference to Exhibit 4(m) to J. C. Penney Funding Corporation's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997, SEC File

         No. 1-4947-1).

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

10.  MATERIAL CONTRACTS
     ------------------

  (i) OTHER THAN COMPENSATORY PLANS OR ARRANGEMENTS
      ---------------------------------------------

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


      (f) Personal Services Agreement dated as of February 12, 1997 between Company and W. R. Howell

          (incorporated by reference to Exhibit 10(i)(f) to Company's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).


(ii) COMPENSATORY PLANS OR ARRANGEMENTS REQUIRED TO BE FILED AS EXHIBITS TO THIS
     ---------------------------------------------------------------------------
     REPORT PURSUANT TO ITEM 14 (C) OF THIS REPORT.
     ---------------------------------------------

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

      (e) December 1997 Amendment to Supplemental Retirement Program for Management Profit-Sharing Associates of J. C. Penney Company, Inc. (incorporated by reference to Exhibit 10 (ii)(e) to Company's Annual Report on Form 10-K for the 53 weeks ended January 31, 1998*)

      (f) March 1998 Amendment to Supplemental Retirement Program for Management Profit-Sharing Associates of J. C. Penney Company, Inc.

      (g) January 1999 Amendment to Supplemental Retirement Program for Management Profit-Sharing Associates of J. C. Penney Company, Inc.

      (h) J. C. Penney Company, Inc. Retirement Plan for Non-Associate Directors (incorporated by reference to Exhibit 10(b) to Company's Quarterly Report on Form 10-Q for the 13 week period ended April 26, 1997*).

      (i) J. C. Penney Company, Inc. Directors' Equity Program Tandem Restricted Stock Award/Stock Option Plan (incorporated by reference to Exhibit 10(k) to Company's Annual Report on Form 10-K for the 52 week period ended January 28, 1989*).

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

      (t) Directors' Charitable Award Program (incorporated by reference to
          Exhibit 10(r) to Company's Annual Report on Form 10-K for the 52 week period ended January 27, 1990*).

      (u) Form of Indemnification Trust Agreement between Company and The Chase Manhattan Bank (formerly Chemical Bank) dated as of July 30, 1986, as amended (incorporated by reference to Exhibit 1 to Exhibit B to Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1987*).

      (v) Form of Indemnification Agreement between Company and individual Indemnitees (incorporated by reference to Exhibit B to Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 29, 1987*).

      (w) J. C. Penney Company, Inc. Benefit Restoration Plan (incorporated by reference to Exhibit

           10(ii)(y) to Company's Annual Report on Form 10-K for the 52 week period ended January 27, 1996*).

      (x) February 1996 Amendment to J. C. Penney Company, Inc. Benefit Restoration Plan (incorporated by reference to Exhibit 10(ii)(z) to Company's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

      (y) July 1997 Amendment to J. C. Penney Company, Inc. Benefit Restoration Plan (incorporated by reference to Exhibit 10(c) to Company's Quarterly Report on Form 10-Q for the 13 and 39 week periods ended October 25, 1997*).

      (z) December 1997 Amendment to J. C. Penney Company, Inc. Benefit Restoration Plan (incorporated by reference to Exhibit 10(ii)(ac) to Company's Annual Report on Form 10-K for the 53 weeks ended January 31, 1998*).

      (aa) December 1998 Amendment of J. C. Penney Company, Inc. Benefit Restoration Plan.

      (ab) January 1999 Amendment to J. C. Penney Company, Inc. Benefit Restoration Plan.

      (ac) Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates of J. C. Penney Company, Inc. (incorporated by reference to Exhibit 10(ii)(aa) to Company's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

      (ad) January 1995 Amendment to Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates of J. C. Penney Company,
           Inc. (incorporated by reference to Exhibit 10(ii)(ab) to Company's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

      (ae) November 1997 Amendment to Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates of J. C. Penney Company, Inc. (incorporated by reference to Exhibit 10(ii)(af) to Company's Annual Report on Form 10-K for the 53 weeks ended January 31, 1998*).

      (af) Employment Agreement dated as of February 4, 1996 between Eckerd Corporation and Francis A.

           Newman (incorporated by reference to Exhibit 10.26 to Eckerd Corporation's Annual Report on Form 10-K for the fiscal year ended February 3, 1996, SEC File No. 1-4844).

      (ag) Amendment No. 1, dated as of November 2, 1996, to the Employment Agreement dated as of February 4, 1996, by and between Eckerd Corporation and Francis A. Newman (incorporated by reference to Exhibit (c)(3) to Company's Schedule 14D-1 dated November 2, 1996*).

      (ah) J. C. Penney Company, Inc. 1997 Equity Compensation Plan (incorporated by reference to Exhibit A to Company's definitive proxy statement for its Annual Meeting of Stockholders held on May 16, 1997*).

      (ai) J. C. Penney Company, Inc. 1998 EVA Performance Plan (incorporated by reference to Exhibit 10(ii)(aj) to Company's Annual Report on Form 10-K for the 53 weeks ended January 31, 1998*).

      (aj) J. C. Penney Company, Inc. Mirror Savings Plan I and II as amended through January 1, 1999.

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

Excerpt from Company's 1998 Annual Report to Stockholders.

21.   SUBSIDIARIES OF THE REGISTRANT
      ------------------------------

List of certain subsidiaries of the Company at March 22, 1999.

23.   INDEPENDENT AUDITORS' CONSENT
      -----------------------------

24.   POWER OF ATTORNEY
      -----------------

27.   FINANCIAL DATA SCHEDULE
      -----------------------

(a)   Financial Data Schedule for the 52 week period ended January 30, 1999.
(b) Restated Financial Data Schedule for the 53 week period ended January 31, 1998.
(c) Restated Financial Data Schedule for the 52 week period ended January 25, 1997.

99.   ADDITIONAL EXHIBITS
      -------------------

(a) Item 1 of J. C. Penney Funding Corporation Annual Report on Form 10-K for the 52 weeks ended January 30, 1999 (incorporated by reference to J. C. Penney Funding Corporation Annual Report on Form 10-K for the 52 weeks ended January 30, 1999 filed April 23, 1999, SEC File No. 1-4947-1).
(b)   Excerpt from J. C. Penney Funding Corporation Annual Report.