Form 10-Q
period 1999-05-01
PENNEY J C CO INC
filed 1999-06-14
CIK 77182

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.
                                     20549

                                ---------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                ---------------

For the 13 week period                              Commission file number 1-777
ended May 1, 1999

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

260,074,762 shares of Common Stock of 50c par value, as of May 31, 1999.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

The following interim financial information is unaudited but, in the opinion of the Company, includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with the current year presentation. The financial information should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the 52 weeks ended January 30, 1999.


Statements of Income
(Amounts in millions except per share data)
                                                         13 weeks ended
                                                    -----------------------
                                                    May 1,           May 2,
                                                     1999             1998
                                                    ------           ------
Retail sales, net                                   $7,295           $6,806
Direct marketing revenue                               274              246
                                                    ------           ------
Total revenue                                        7,569            7,052
                                                    ------           ------

Costs and expenses
  Cost of goods sold, occupancy, buying,
    and warehousing costs                            5,329            4,902
  Selling, general, and administrative
    expenses                                         1,670            1,551
  Costs and expenses of Direct marketing               220              193
  Other unallocated                                     (9)              (6)
  Net interest expense and credit
    operations (1)                                      55               93
  Amortization of intangible assets                     37               35
                                                    ------           ------

Total costs and expenses                             7,302            6,768
                                                    ------           ------

Income before income taxes                             267              284
Income taxes                                           100              110
                                                    ------           ------

Net income                                          $  167           $  174
                                                    ======           ======


Earnings per common share:

Net income                                          $  167           $  174
Less: preferred stock dividends                         (9)             (10)
                                                    ------           ------
Earnings for Basic EPS                                 158              164
Stock options and convertible
  preferred stock                                        9                9
                                                    ------           ------
Earnings for Diluted EPS                            $  167           $  173

Shares
Average shares outstanding (used for Basic EPS)        256              252
Common stock equivalents                                16               20
                                                    ------           ------
Average Diluted shares outstanding                     272              272

Earnings per share:
Basic                                                $0.62            $0.65
Diluted                                               0.61             0.64


(1) 1999 includes a $5 million pre-tax gain, or 1 cent per share after tax, on the early extinguishment of 9.25 per cent notes of Eckerd.


Balance Sheets
(Amounts in millions)

                                         May 1,    May 2,    Jan. 30,
                                          1999      1998       1999
                                         ------    ------    --------
ASSETS

Current assets

  Cash and short-term investments
    of $168, $252, and $95               $   168   $   252   $    96
  Retained interest in JCP Master
    Credit Card Trust                        250       998       415
  Receivables, net                         4,312     3,477     4,415
  Merchandise inventories                  6,049     5,921     6,031
  Prepaid expenses                           180       148       168
                                         -------   -------   -------

     Total current assets                 10,959    10,796    11,125

Properties, net of accumulated
     depreciation of $2,889, $3,072,
     and $2,875                            5,462     5,344     5,458

Investments, principally held by
     Direct Marketing                      2,010     1,781     1,961

Deferred policy acquisition costs            871       769       847

Goodwill and other intangible assets
net of accumulated amortization
of $258, $143, and $221                    3,229     2,958     2,933

Other assets                               1,257     1,162     1,314
                                         -------   -------   -------

                                         $23,788   $22,810   $23,638
                                         =======   =======   =======

                                      -3-

Balance Sheets
(Amounts in millions)
                                                              May 1,    May 2,    Jan. 30,
                                                               1999      1998       1999
                                                              ------    ------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                       $ 3,281   $ 3,103   $ 3,465
  Short-term debt                                               1,995     1,500     1,924
  Current maturities of long-term debt                            550       449       438
  Deferred taxes                                                  156       124       143
                                                              -------   -------   -------
    Total current liabilities                                   5,982     5,176     5,970

Long-term debt                                                  6,821     6,983     7,143

Deferred taxes                                                  1,557     1,351     1,517

Insurance policy and claims reserves                              967       890       946

Other liabilities                                                 912       965       893
                                                              -------   -------   -------
    Total liabilities                                          16,239    15,365    16,469

Stockholders' equity
Capital stock
  Preferred stock, without par value:
    Authorized, 25 million shares -
    issued, 1 million shares of
    Series B ESOP convertible preferred                           464       508       475
  Guaranteed LESOP obligation                                      --       (49)       --
  Common stock, par value 50c:
    Authorized, 1,250 million shares -
    issued, 260, 253, and 250 million
    shares                                                      3,219     2,834     2,850
                                                              -------   -------   -------

Total capital stock                                             3,683     3,293     3,325
                                                              -------   -------   -------

Reinvested earnings
  At beginning of year                                          3,858     4,066     4,066
  Net income                                                      167       174       594
  Common stock dividends declared                                (143)     (137)     (549)
  Preferred stock dividends
    declared, net of tax                                           --        --       (39)
  Common stock retired                                             --        --      (214)
                                                              -------   -------   -------
  Reinvested earnings at end of
    period                                                      3,882     4,103     3,858

Accumulated other comprehensive income/(loss)                     (16)       49       (14)
                                                              -------   -------   -------

Total stockholders' equity                                      7,549     7,445     7,169
                                                              -------   -------   -------
                                                              $23,788   $22,810   $23,638
                                                              =======   =======   =======

The accumulated balances for net unrealized changes in debt and equity securities were $51, $67, and $65, and for currency translation adjustments were ($67), ($18), and ($79) as of the respective dates shown. Net unrealized changes in investment securities are shown net of deferred taxes of $29, $39, and $36, respectively. A deferred tax asset has not been established for currency translation adjustments.


Statements of Cash Flows
(Amounts in millions)

                                                   13 weeks ended
                                                   --------------

                                                   May 1,  May 2,
                                                    1999    1998
                                                   ------  ------
Operating activities

Net income                                         $ 167   $ 174
Depreciation and amortization, including
   intangible assets                                 177     167
Deferred taxes                                        49      34
Change in cash from:
   Customer receivables                              413     430
   Inventories, net of trade payables                  1     (71)
   Current taxes payable                              38      --
   Other assets and liabilities, net                (243)   (475)
                                                   -----   -----
                                                     602     259
                                                   -----   -----

Investing activities

Capital expenditures                                (146)   (160)
Purchases of investment securities                  (307)    (83)
Proceeds from sales of investment securities         229      76
Proceeds from the sale of bank receivables            22      --
                                                   -----   -----
                                                    (202)   (167)
                                                   -----   -----

Financing activities

Change in short-term debt                             15      83
Payments of long-term debt                          (210)     --
Common stock issued, net                               3      50
Dividends paid, preferred and common                (136)   (260)
                                                   -----   -----
                                                    (328)   (127)
                                                   -----   -----

Net increase/(decrease) in cash and
 short-term investments                               72     (35)

Cash and short-term investments at
 beginning of year                                    96     287
                                                   -----   -----

Cash and short-term investments at end
 of first quarter                                  $ 168   $ 252
                                                   =====   =====

Non-cash transactions: On March 1, 1999, the Company issued 9.6 million shares of common stock to complete the acquisition of Genovese Drug Stores, Inc. The total value of the transaction, including debt assumed and conversion of options for Genovese common stock to options for JCPenney common stock, was $414 million.

Note to Interim Financial Information

Other Charges, net

During 1996 and 1997, the Company recorded other charges principally related to drugstore integration activities, department store closings and FAS 121 impairments, and early retirement and reduction in force programs (collectively other charges, net). The following tables provide a roll forward of reserves that were established for certain categories of these charges. The schedules, and the accompanying discussion, provide the status of the reserves as of May 1, 1999.

1996 Charges:
------------
                                                1998              1st Qtr 1999 YTD
                                 1997    -----------------      ---------------------
                                  Y/E     Cash       Y/E         Cash         Ending
($ in millions)                 Reserve  Outlays   Reserve      Outlays       Reserve
                                --------------------------      ---------------------
Eckerd drugstores
-----------------
Future lease obligations (1)    $  66    $  (7)    $  59        $   (1)       $  58
Allowance for notes
 receivable (2)                    25       --        25            --           25
Headquarters severance (1)          1       (1)       --            --           --
Other (1)                           4       --         4            --            4
                                -------------------------       ---------------------
Total                           $   96   $  (8)    $  88        $   (1)       $  87
                                -------------------------       ---------------------

Amounts are reflected on the consolidated balance sheets as follows:

1) Reserve balances are included as a component of accounts payable and accrued expenses.

2) The allowance for notes receivable, which was established in connection with the drugstore divestiture discussed below, is included as a reduction of receivables, net.


Background - In October 1996, the Company acquired Fay's Incorporated (Fay's), a
----------
chain of 270 drugstores, and entered into an agreement to acquire substantially all of the assets of approximately 190 Rite Aid drugstores in North and South Carolina. In November 1996, the Company entered into an agreement to acquire Eckerd Corporation (Eckerd), a chain of 1,748 drugstores. Upon entering into the agreement to acquire Eckerd, the Company began to plan for the integration of its approximately 1,100 existing drugstores into the Eckerd name and format. The integration plan provided for, among other things, the closing of 86 overlap and/or underperforming Thrift and Fay's drugstores, all of which were leased facilities, having a sales base of approximately $130 million and operating losses of approximately $9 million before non-cash operating expenses such as depreciation. All stores were closed by the end of fiscal 1998.

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

As of May 1, 1999, $87 million in reserves associated with the store closings and divestiture remained. The majority of the reserves, $58 million, were related to future lease obligations, and $25 million was related to the note receivable.

Future lease obligations - In connection with the above store closings, the
------------------------
Company established a reserve for the present value of future lease obligations. The store closing plan anticipated that Eckerd would remain liable for all future lease payments. The present value of future lease obligations was calculated using a 6.7 per cent discount rate and anticipated no subleasing activity or lease buyouts. Costs are being charged against the reserve as incurred; the interest component related to lease payments is recorded as rent expense in the period incurred with no corresponding increase in the reserve. During both the first quarter of 1999 and 1998, approximately $1 million in lease payments were charged against the reserve. Payments during the next five years are expected to be approximately $2 million per year. Given the extended lease terms, the reserves will be assessed periodically to determine their adequacy. No changes have been deemed necessary through the first quarter of 1999.

Allowance for notes receivable - As noted above, a portion of the proceeds
------------------------------
related to the sale of the divested stores was financed by the Company through a note receivable of $33 million. The FTC agreement provided that the Company could not maintain a continuing interest in the divested stores. This placed significant constraints on the Company's ability to collect on the note which remains uncertain. Consequently, a reserve for 75 per cent of the face value of the note receivable was established. This reserve is reviewed for adequacy on a periodic basis. No adjustments have been deemed necessary through the first quarter of 1999.

Other - The remaining charges, the majority of which have been expensed as
-----
incurred, were related to integration activities for the Fay's stores, and other activities such as contract terminations. There were no payments or other changes to these reserves in either the first quarter of 1999 or 1998.

1997 Charges:
------------

                                1997           1998                1st Qtr 1999 YTD
                                        -------------------      ---------------------
                                         Cash
                                 Y/E    Outlays       Y/E         Cash        Ending
($ in millions)                Reserve  & Other     Reserve      Outlays      Reserve
                               -----    -------------------      --------------------
Department stores and catalog
-----------------------------
  Reduction in force           $  55    $ (55)          --          --           --
  Future lease obligations        55      (35)          20          (1)          19
                               -----    ------------------       ------------------
  Subtotal                     $ 110    $ (90)      $   20       $  (1)       $  19

Eckerd drugstores
-----------------
  Future obligations,
   primarily leases (1)        $  35    $  (8)      $  27        $ (1)        $  26
                               -----    ------------------       ------------------
Total                          $ 145    $ (98)      $  47        $ (2)        $  45
                               -----    ------------------       ------------------

1) Reserve balances are included as a component of accounts payable and accrued expenses.

Background - In 1997, the Company recorded $379 million of net charges related
----------
to early retirement and reduction in force programs ($206 million), the closing of underperforming department stores and support facilities ($133 million), additional drugstore integration activities ($103 million), and gains on the sale of certain business units ($63 million). As of the end of the first quarter of 1999, reserves totaling $45 million remained related to these charges. A description of the charges and a roll forward of the reserves by major category are provided below:


Department stores and catalog:

Reduction in force - In the fourth quarter of 1997, the Company announced a
------------------
restructuring plan to eliminate approximately 1,700 management employees. The $55 million charge represented severance, outplacement, and other termination benefits offered to all affected associates. There was no cash outlay in 1997, because although employees were notified of the restructuring plan in the fourth quarter of 1997, they did not leave the Company until 1998. Cash outlays totaled $18 million in the first quarter of 1998, and all payments were made by the end of the year. The plan was completed in the fourth quarter of 1998 at less cost than originally estimated due in part to employee resignations prior to being involuntarily terminated and employees posting for positions elsewhere in the Company. Consequently, approximately $11 million was reversed in the fourth quarter of 1998.

Future lease obligations - The Company identified 97 underperforming stores that
------------------------
did not meet the Company's profit objectives and several support units (credit service centers and warehouses) which were no longer needed. The store closing plan anticipated that the Company would remain liable for all future lease payments. Present values were calculated assuming a ten per cent discount rate and anticipated no subleasing activity or lease buyouts. The interest component of lease payments is recorded as interest expense with a corresponding increase in the reserve. All stores had been closed by the end of 1998 and the actual timing of store closings did not differ significantly from the initial estimate. The remaining reserve as of the end of the first quarter of 1999 represents future lease obligations for closed stores, and costs are being charged against the reserve as incurred. During the first quarter of 1999, $1 million in payments were charged against the reserve compared with $4 million in last year's period. On average, the remaining lease term for closed stores was seven years, and payments during the next five years are expected to be approximately $4 million per year. Given the extended lease terms, the reserves will be assessed periodically to determine their adequacy. No changes have been deemed necessary through the first quarter of 1999.


Eckerd drugstores:

Future obligations, primarily leases  In the second quarter of 1997 as part of
------------------------------------
the on-going drugstore integration process, the Company closed 26 additional drugstores. The Company recorded a FAS 121 impairment charge for the store assets in 1996. The liability in 1997 related to future lease obligations on these stores. The reserve for future lease obligations for these stores is based on the present value of lease obligations through the year 2017. Additionally, in the fourth quarter of 1997, the Company became obligated to make future lease payments for 27 stores that Fay's had sold prior to being acquired by the Company on which the buyer had defaulted and failed to make lease payments. Fay's, and therefore the Company, was contractually obligated
to make the lease payments.   Accordingly, the Company
recorded a charge for future lease obligations on these stores at the time the liability became known. The reserve for future lease obligations on these stores is based on lease payments through the year 2009. These events are not expected to have an effect on future sales, and other than future lease obligations, there will be no impact on future operating results as none of the stores operated as part of Thrift drugstores. In addition, reserves were established for pending litigation and other miscellaneous charges, each individually insignificant. During the first quarter of 1999, $1 million in payments were charged against the reserve compared with $2 million in last year's period. As of the end of the first quarter of 1999, these combined reserves totaled $26 million. There have been no adjustments to these liabilities as of the end of the first quarter of 1999.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition
-------------------


On March 1, 1999, the Company completed the acquisition of Genovese Drug Stores, Inc. (Genovese), a 141-drugstore chain with locations in New York, New Jersey, and Connecticut, with 1998 sales of approximately $800 million. The acquisition was accomplished through an exchange of approximately 9.6 million shares of JCPenney common stock for the outstanding shares of Genovese. The total value of the transaction, including the assumption of approximately $60 million of debt and the conversion of outstanding Genovese options to options for JCPenney common stock, was $414 million. The purchase price is being allocated to assets and liabilities acquired based on their estimated fair value, as well as intangible assets acquired, primarily prescription files and favorable lease rights. The excess purchase price over the fair value of assets and liabilities acquired is being classified as goodwill. The acquisition is being accounted for under the purchase method. Pro forma results, assuming the Genovese acquisition occurred at the beginning of the quarters ended May 1, 1999 and May 2, 1998, would not differ materially from reported results.

Merchandise inventories on a FIFO basis totaled $6,288 million at the end of the first quarter compared with $6,155 million at the end of last year's first quarter. Current year totals include approximately $140 million of inventory acquired in the Genovese ($127 million) and Lojas Renner ($13 million) transactions. Inventories for Department stores and catalog were down slightly from the prior year and totaled $3,987 million at May 1, 1999 as compared with $4,029 million at the end of last year's first quarter. Eckerd drugstore inventories totaled $2,301 million compared with $2,126 million last year. The increase is principally related to the acquisition of Genovese. The current cost of inventories exceeded the LIFO basis amount carried on the balance sheet by approximately $239 million at May 1, 1999, $227 million at January 30, 1999, and $234 million at May 2, 1998.

Properties, net of accumulated depreciation, totaled $5,462 million at May 1, 1999 compared with $5,344 million at the end of last year's first quarter.

Goodwill and other intangible assets, net, totaled $3,229 million compared with $2,958 million as of May 2, 1998. Approximately $295 million in intangible assets and goodwill associated with the Genovese acquisition was recorded in the first quarter of 1999.

At May 1, 1999, the consolidated balance sheet included reserves totaling $107 million which are included as a component of accounts payable and accrued expenses and $25 million which is reflected as a reduction of receivables, net. These reserves were established in connection with the Company's 1996 and 1997 other charges, net, and relate to future lease obligations on stores and other support facilities closed in connection with those charges, and a note receivable related to the divestiture of certain drugstores, respectively. These reserves were reduced by $3 million and $4 million in the first quarter of 1999 and 1998, respectively, as a result of lease payments. See Note to Interim Financial Information.

During the first quarter of 1999, the Company redeemed approximately $199 million principal amount of 9.25 per cent Eckerd notes that had an original maturity of 2004. The Company recorded a pre-tax gain of approximately $5 million on the early extinguishment of the notes. There was no significant activity related to debt in the first quarter of 1998. The Company's current long-term debt ratings for Moody's Investors Service, Fitch Investors Service, Inc., and

Standard and Poor's Corporation are A3, A-, and BBB+, respectively, and for commercial paper are P2, F2, and A2, respectively.

On February 11, 1999, the Board of Directors announced that it would maintain the quarterly dividend at 54 1/2 cents per share, or an indicated annual rate of $2.18 per share. The regular quarterly dividend of 54 1/2 cents per share on the Company's outstanding common stock was paid on May 1, 1999, to stockholders of record on April 9, 1999.


Results of Operations
---------------------

Consolidated operating results
($ in millions)
                                         13 weeks ended
                                         --------------
                                         May 1,  May 2,
                                          1999    1998
                                         ------  ------
Operating profit by segment
  Department stores and catalog (LIFO)   $ 167   $ 234
  Eckerd drugstores (LIFO)                 129     119
  Direct marketing                          54      53
  Other unallocated                          9       6
                                         -----   -----
  Total operating segments                 359     412

  Net interest and credit operations       (55)    (93)
  Amortization of intangible assets        (37)    (35)
                                         -----   -----
  Income before income taxes               267     284
  Income taxes                            (100)   (110)
                                         -----   -----
  Net income                             $ 167   $ 174
                                         =====   =====



Operating profit (before net interest and credit operations, amortization of intangible assets, and taxes) totaled $359 million compared with $412 million in last year's first quarter. The decline was attributable to stores and catalog. The Company results reflect significant improvement in net interest and credit operations which were impacted by lower bad debt expense. Income before income taxes for the 13 weeks ended May 1, 1999 was $267 million, compared with $284 million in the first quarter of 1998. Net income totaled $167 million, or 61 cents per diluted share, as compared with $174 million, or 64 cents per diluted share in last year's first quarter.

                                     -11-

Segment Operating Results

Department Stores and Catalog
-----------------------------
                                     13 weeks ended
                                    -----------------
                                     May 1,    May 2,
                                      1999      1998
                                    -------   -------
($ in millions)
Retail sales, net                   $ 4,248   $ 4,242
Cost of goods sold                   (2,923)   (2,899)
SG&A expenses                        (1,158)   (1,109)
                                    -------   -------
Operating profit (1)                    167       234


Sales per cent increase
  Total department stores              (1.7)      2.3
  Comparable stores                    (0.5)      1.9
  Catalog                               7.9       2.8
Ratios as a per cent of sales:
FIFO gross margin                      31.2      31.7
SG&A expenses                          27.3      26.2
FIFO Operating profit                   3.9       5.5
FIFO EBITDA (2)                         9.3      10.1


1) Operating profit represents pre-tax income before net interest expense and credit operations and amortization of intangible assets.

2) Earnings before interest, including interest on operating leases, income taxes, depreciation and amortization. EBITDA includes finance revenue, net of credit operating costs and bad debt expense. EBITDA is provided as an alternative assessment of operating performance and is not intended to be a substitute for GAAP measurements; calculations may be different for other companies.


Operating profit for department stores and catalog was $167 million in this year's first quarter compared with $234 million last year. The decline was principally related to more promotional activity combined with flat overall sales. Sales in department stores declined by 0.5 per cent for comparable stores, those stores open at least 12 months, compared with first quarter 1998. Department stores experienced positive sales results in its private brand merchandise in the first quarter, particularly Arizona Jean Co., St. John's Bay, and Worthington. The Company has completed the installation of private brand shops in all of its larger stores. The increases in private brands were offset by continued weakness in national brands, particularly in athletic apparel and footwear. Catalog sales were strong in the first quarter and benefited from participation in company-wide promotional events, as well as the addition of three new specialty catalogs. Also during the quarter, the Company accelerated its investment in E-commerce; although internet sales represent a small component of catalog results, sales in the quarter increased substantially from last year. Gross margin as a per cent of sales was 50 basis points below 1998 first quarter levels. Gross margin ratios for the quarter were impacted by increased levels of promotional activities that were geared toward stimulating sales and reducing inventory levels. Expense levels increased by 4.4 per cent compared with last year's first quarter and increased by 110 basis points as a per cent of sales due to the flat sales volumes. The increase in expense levels is principally related to additional spending on E-commerce and catalog support facilities as well as the addition of expenses for the recently acquired Brazilian department store operation.

                                     -12-

Eckerd Drugstores
-----------------
                                     13 weeks ended
                                    ------------------
                                     May 1,    May 2,
                                      1999      1998
                                    --------  --------
($ in millions)
Retail sales, net                   $ 3,047   $ 2,564
Cost of goods sold                   (2,406)   (2,003)
SG&A expenses                          (512)     (442)
                                    -------   -------
Operating profit (1)                    129       119


Sales per cent increase
  Total                                18.8       9.6
  Comparable stores                    12.3       8.0
Ratios as a per cent of sales:
FIFO gross margin                      21.4      22.2
SG&A expenses                          16.8      17.2
FIFO Operating profit                   4.6       5.0
FIFO EBITDA (2)                         7.6       7.4

LIFO gross margin                      21.0      21.8
LIFO operating profit                   4.2       4.6
LIFO EBITDA (2)                         7.2       7.1

1) Operating profit represents pre-tax income before interest and amortization of intangible assets.

2) Earnings before interest, including interest on operating leases, income taxes, depreciation and amortization. EBITDA is provided as an alternative assessment of operating performance and is not intended to be a substitute for GAAP measurements; calculations may be different for other companies.


Operating profit in 1999's first quarter increased to $129 million, 8.4 per cent higher than last year. As a per cent of sales, operating profit declined 40 basis points as a result of lower gross margins which were partially offset by improved SG&A expense leverage. Eckerd experienced continued strong sales growth in the first quarter, increasing by 12.3 per cent for comparable stores (including the pro forma results of Genovese drug stores acquired on March 1, 1999) in addition to an 8.0 per cent increase in the first quarter of 1998. Comparable store sales were led by a 17.7 per cent increase in pharmacy sales which were particularly strong in the managed care segment. Managed care sales accounted for approximately 86 per cent of pharmacy sales in the first quarter, up from 83 per cent last year. Non-pharmacy sales, which increased by 4.5 per cent on a comparable store basis, benefited from strong results in both over-the-counter drugs due to a late cold and flu season this year and one-hour photo processing. Total sales in 1999 include approximately $150 million for Genovese drugstores. LIFO gross margin totaled $641 million in the first quarter compared with $561 million last year, an increase of 14.3 per cent. As a per cent of sales, however, margin declined by 80 basis points, as the mix of sales was more heavily weighted toward pharmacy sales, especially managed care sales, which carry lower margins. Eckerd recorded a $12 million LIFO charge in 1999 compared with a $9 million charge last year. SG&A expenses were leveraged during the quarter, improving by 40 basis points as a per cent of sales, with improvement principally related to payroll costs.

                                     -13-

Direct Marketing
----------------
                                     13 weeks ended
                                    -----------------
                                    May 1,     May 2,
                                     1999       1998
                                    ------     ------
($ in millions)
Revenue                              $ 274     $ 246
Costs and expenses (1)                (220)     (193)
                                     -----     -----
Operating profit (2)                    54        53

Revenue, per cent increase            11.4       9.8
Operating profit as a per cent
   of revenue                         19.7      21.5


1) Includes amortization of deferred acquisition costs of $53 and $46 million for 1999 and 1998, respectively.

2) Operating profit represents pre-tax income before interest and amortization of intangible assets.

Revenue totaled $274 million in the first quarter, an increase of 11.4 per cent compared with a year ago, with the increase principally related to health insurance premiums which account for approximately 60 per cent of total revenues. Revenue generated from membership services and other non-insurance products increased by 55.5 per cent compared with last year's first quarter. These products represent a growing business for Direct Marketing and now account for approximately 7.5 per cent of total revenues. Operating profit totaled $54 million for the quarter, up slightly from first quarter 1998. Current year operating profit is being impacted by expenditures for planned new product development and international expansion activities, particularly in the United Kingdom and Australia.


Net Interest Expense and Credit Operations
------------------------------------------
                                      13 weeks ended
                                     ----------------
                                     May 1,    May 2,
                                      1999      1998
                                     ------    ------
($ in millions)
Revenue                              $  192    $ 183
Bad debt expense                        (13)     (41)
Operating expenses                      (84)     (87)
Interest expense, net                  (150)    (148)
                                      -----    -----
Total                                $ (55)    $ (93)



Net interest expense and credit operations totaled $55 million in the first quarter compared with $93 million in the comparable period last year. The improvement from last year is primarily related to increased revenue and the continuing improvement in bad debt trends. Revenues increased $9 million to $192 million in the first quarter principally as a result of modifications to late fee terms. Bad debt expense was $28 million below last year's level principally as a result of continuing improvement in delinquency trends, due in part to the Company's previous efforts to tighten credit underwriting standards to improve portfolio performance. As of the end of the quarter, the 90-day delinquency rate was 2.9 per cent of customer receivables, down from 4.2 per cent at the end of first quarter 1998. As of the end of the quarter, customer receivables serviced totaled $3,714 million, a decrease of $422 million, or 10.2 per cent, compared with a year ago.

Income Taxes
------------

The Company's effective income tax rate was 37.5 per cent in the first quarter compared with 38.7 per cent last year.


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

In October 1996, a company-wide task force was formed to provide guidance to the Company's operating and support departments and to monitor the progress of efforts to address Year 2000 issues. The Company has also consulted with various third parties, including, but not limited to, outside consultants, outside service providers, infrastructure suppliers, industry groups, and other retail companies and associations to develop industry-wide approaches to the Year 2000 issue, to gain insights to problems, and to provide additional perspectives on solutions. Year 2000 readiness work was more than 95 per cent complete as of May 1, 1999. Since January 1999, the Company has been retesting all systems critical to the Company's core business. The Company has also focused on the Year 2000 readiness of its suppliers and service providers, both independently and in conjunction with the National Retail Federation.

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

Through May 1, 1999, the Company had incurred approximately $40 million to achieve Year 2000 compliance, including approximately $10 million related to capital projects. The Company's remaining cost for Year 2000 remediation is currently estimated to be $7 million. Total costs have not had, and are not expected to have, a material impact on the Company's financial results.

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

Subsequent Events
-----------------

On May 18, 1999, the Company announced two major strategic initiatives: 1) the outsourcing of the management of its proprietary credit card business and related sale of the underlying receivables, and 2) the creation of a tracking stock representing the equity value of the Eckerd drugstore operation and an initial public offering of shares representing approximately 20 per cent of such equity value. The Company intends to distribute the balance of the Eckerd tracking stock to JCPenney stockholders on a tax-free basis at the earliest possible time within twelve months of the initial public offering. The creation of the Eckerd tracking stock will require stockholder approval. Both transactions are currently expected to close by the end of the fourth quarter of 1999.



The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one third of annual sales. Accordingly, the results of operations for the 13 weeks ended May 1, 1999 are not necessarily indicative of the results for the entire year.



Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

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

          27(a)  Financial Data Schedule for the three months ended May 1, 1999.

          27(b) Restated Financial Data Schedule for the three months ended May 2, 1998.

     (b)  Reports on Form 8-K
          -------------------

          The Company filed the following reports on Form 8-K during the period covered by this report:

          Current report on Form 8-K dated March 1, 1999 (Item 5 - Other events,
          Item 7 - Financial Statements and Exhibits).

          Current Report on Form 8-K dated March 10, 1999 (Item 5 - Other Events, Item 7 - Financial Statements and Exhibits).

                                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       J. C. PENNEY COMPANY, INC.



                                       By     /S/W. J. Alcorn
                                         --------------------------------------
                                                  W. J. Alcorn
                                       Vice President and Controller
                                       (Principal Accounting Officer)



Date:  June 14, 1999