Form 10-Q
period 1999-07-31
PENNEY J C CO INC
filed 1999-09-14
CIK 77182

                          SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D. C.
                                        20549

                                  _______________

                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                                  _______________

     For the 13 and 26 week periods               Commission file number 1-777
     ended July 31, 1999

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

     260,226,967 shares of Common Stock of 50c par value, as of July 31, 1999.

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


     Statements of Income
     (Amounts in millions except per share data)
                                        13 weeks ended        26 weeks ended
                                   ____________________  ____________________
                                    July 31,     Aug. 1,   July 31,    Aug. 1,
                                     1999         1998      1999        1998
                                     ____         ____      ____        ____

     Retail sales                   $ 7,033      $ 6,510   $14,328     $13,316
     Direct Marketing revenue           276          251       550         497
                                   ________      _______   _______     _______
     Total revenue                    7,309        6,761    14,878      13,813
                                   ________      _______   _______     _______

     Costs and expenses
       Cost of goods sold,
         occupancy, buying,
         and warehousing costs        5,277        4,881    10,606       9,783
       Selling, general, and
         administrative expenses      1,660        1,507     3,330       3,058
       Costs and expenses of Direct
         Marketing operations           216          191       436         384
       Real estate and other            (11)           4       (20)         (2)
       Net interest expense and credit
         operations (1)                  82          115       137         208

       Acquisition amortization          25           18        62          53
                                    _______      _______   _______     _______

     Total costs and expenses         7,249        6,716    14,551      13,484
                                    _______      _______   _______     _______
     Income before income taxes          60           45       327         329
     Income taxes                        21           18       121         128
                                    _______      _______   _______     _______

     Net income                     $    39      $    27   $   206      $  201
                                    =======      =======   =======     =======


     Earnings per common share:

     Net income                     $    39      $    27   $   206      $  201
     Less: preferred stock dividends     (9)          (8)      (18)        (18)
                                    _______      _______   _______     _______
     Earnings for Basic EPS              30           19       188         183
     Dilutive stock options and
       convertible preferred stock       --           --        --          17
                                    _______      _______   _______     _______
     Earnings for Diluted EPS       $    30     $     19   $   188      $  200

     Shares
     Average shares outstanding (used
       for Basic EPS)                   260          254       258         253
     Dilutive common stock
       equivalents                       --           --        --          19
                                   ________      _______   _______     _______

     Average diluted
       shares outstanding               260          254       258         272

     Earnings per share
     Basic                          $  0.12      $  0.08   $  0.73      $ 0.73
     Diluted                           0.12         0.08      0.73        0.72

     (1) Net interest expense and credit operations for the 26 weeks ended July 31, 1999 includes a $5 million pre-tax gain, or 1 cent per share after tax, on the early extinguishment of 9.25 percent Notes due 2004 of Eckerd Corporation.

     Balance Sheets
     (Amounts in millions)


                                                 July 31,    Aug. 1,   Jan.30,
                                                   1999       1998      1999
                                                 ________   ________  ________
     ASSETS

     Current assets

       Cash and short-term investments
         of $377, $139, and $95                  $    377   $    139   $    96

       Retained interest in JCP Master
          Credit Card Trust                           325        959       415

       Receivables, net                             4,186      3,358     4,415

       Merchandise inventories                      6,279      6,244     6,031

       Prepaid expenses                               139        138       168
                                                 ________   ________  ________

          Total current assets                     11,306     10,838    11,125

     Properties, net of accumulated
          depreciation of $3,013, $3,161,
          and $2,875                                5,459      5,301     5,458

     Investments, prinicipally held by
          Direct Marketing                          1,880      1,847     1,961

     Deferred policy acquisition costs                894        788       847

     Goodwill and other intangible assets
           net of accumulated amortization
           of $287, $165, and $225                  3,211      2,899     2,950

     Other assets                                   1,310      1,259     1,297
                                                 ________   ________  ________

                                                 $ 24,060   $ 22,932   $23,638
                                                 ========   ========  ========

                                         -3-
     Balance Sheets
     (Amounts in millions)


                                                 July 31,    Aug. 1,   Jan.30,
                                                  1999        1998      1999
                                                 ________   ________  ________
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
       Accounts payable and accrued expenses     $  3,367   $  3,318   $ 3,465
       Short-term debt                              2,533      1,563     1,924
       Current maturities of long-term debt           325        625       438
       Deferred taxes                                 156        124       143
                                                 ________    _______  ________

         Total current liabilities                  6,381      5,630     5,970

     Long-term debt                                 6,817      6,755     7,143

     Deferred taxes                                 1,551      1,355     1,517

     Insurance policy and claims reserves             973        909       946

     Other liabilities                                930        912       893
                                                 ________   ________  ________

         Total liabilities                         16,652     15,561    16,469

     Stockholders' equity
     Capital Stock
       Preferred stock, without par value:
         Authorized, 25 million shares -
         issued and outstanding, 0.8 million
         shares for all periods presented of
         Series B ESOP convertible preferred          457        493       475
       Common stock, par value 50c:
         Authorized, 1,250 million shares -
         issued and outstanding, 260,
         254, and 250 million shares                3,232      2,867     2,850
                                                 ________   ________  ________
       Total capital stock                          3,689      3,360     3,325
                                                 ________   ________  ________

       Reinvested earnings
         At beginning of year                       3,858      4,066     4,066
         Net income                                   206        201       594
         Common stock dividends declared             (284)      (275)     (549)
         Preferred stock dividends
           declared, net of tax                       (18)       (19)      (39)
         Common stock retired                          --         --      (214)
                                                 ________   ________  ________

       Reinvested earnings at end of period         3,762      3,973     3,858

       Accumulated other comprehensive income/(loss)  (43)        38       (14)
                                                 ________   ________  ________
         Total stockholders' equity                 7,408      7,371     7,169
                                                 ________   ________  ________

                                                  $24,060   $22,932    $23,638
                                                  =======   =======    =======



     The accumulated balances for net unrealized changes in debt and equity securities were $25, $66, and $65, and for currency translation adjustments were ($68), ($28), and ($79) as of the respective dates shown. Net unrealized changes in investment securities are shown net of deferred taxes of $15, $39, and $36, respectively. A deferred tax asset has not been established for currency translation adjustments.

     Statements of Cash Flows
     (Amounts in millions)

                                                        26 weeks ended
                                              _______________________________
                                               July 31,               Aug.1,
                                                1999                   1998
                                              _________            _________

     Operating activities

     Net income                               $     206             $    201
     Depreciation and amortization,
       including intangible assets                  351                  314
     Deferred taxes                                  43                   38
     Change in cash from:
       Customer receivables                         446                  655
       Other receivables                           (127)                 (80)
       Inventories, net of trade payables          (176)                (159)
       Current taxes payable                        (71)                (181)
       Other assets and liabilities, net             40                 (418)
                                              _________            _________
                                                    712                  370
                                              _________            _________

     Investing activities

     Capital expenditures                          (290)                (312)
     Purchases of investment securities            (539)                (279)
     Proceeds from sales of investment securities   554                  201
     Proceeds from the sale of bank receivables      22                   --
                                              _________            _________
                                                   (253)                (390)
                                              _________            _________


     Financing activities

     Change in short-term debt                      553                  146
     Payments of long-term debt                    (440)                 (50)
     Common stock issued, net                         9                   67
     Dividends paid, preferred and common          (300)                (291)
                                              _________            _________
                                                   (178)                (128)
                                              _________            _________

     Net increase/(decrease) in cash and
       short-term investments                       281                 (148)

     Cash and short-term investments at
       beginning of year                             96                  287
                                              _________            _________

     Cash and short-term investments at
       end of second quarter                  $     377             $    139
                                              =========            =========

     Non-cash transactions: On March 1, 1999, the Company issued 9.6 million shares of common stock to complete the acquisition of Genovese Drug Stores, Inc. The total value of the transaction, including debt assumed and conversion of options for Genovese common stock to options for JCPenney common stock, was $414 million.

      Notes to Interim Financial Information

      1. Reserves and Other Charges

      During  1996 and  1997, the  Company  recorded other  charges principally
      related  to  drugstore  integration   activities,  department  store and
      drugstore closings and FAS 121 impairments, and early retirement and reduction in force programs (collectively other charges, net). The following tables provide a roll forward of reserves that were established for certain categories of these charges. These reserves are reviewed for adequacy on a periodic basis and are adjusted as appropriate based on those reviews. Except as indicated below, no adjustments were deemed necessary in the second quarter of 1999. The following schedules, and the accompanying discussion, provide the status of the reserves as of July 31, 1999.


      1996 Charges:
      ____________
                               1997              1998          2nd Qtr 1999 YTD
                                         __________________  __________________
                              Y/E        Cash      Y/E          Cash    Ending
      ($ in millions)         Reserve    Outlays   Reserve      Outlays Reserve
                              _______    __________________  __________________

      Eckerd drugstores
      _________________
        Future lease
          obligations (1)       $  66    $  (7)    $  59        $   (2)   $ 57
        Allowance for notes
          receivable (2)           25       --        25            --      25
        Other (1)                   4       --         4            --       4
                                ___________________________    _______________
      Total                     $  95    $  (7)    $  88        $   (2)   $ 86
                                ___________________________    _______________


      Amounts are reflected on the consolidated balance sheets as follows:

      1) Reserve balances are included as a component of accounts payable and accrued expenses.

      2) The allowance for notes receivable, which was established in connection with the drugstore divestiture discussed below, is included as a reduction of other assets.


      Future  lease obligations  -  In  1996  the  Company  identified certain
      _________________________
      drugstores that would be closed in connection with its acquisition of Eckerd Corporation, and established a reserve for the present value of future lease obligations for the closed drugstores. Costs are being charged against the reserve as incurred; the interest component related to lease payments is recorded as rent expense in the period incurred with no corresponding increase in the reserve. During the second quarter of 1999, approximately $1 million in lease payments were charged against the reserve. Payments during the next five years are expected to be approximately $2 million per year.

      Allowance  for  notes  receivable   -  In  connection  with   the Eckerd
      _________________________________
      acquisition, the Federal Trade Commission required the Company to divest certain drugstores in North Carolina and South Carolina. A portion of the proceeds from the sale of these drugstores was financed by the Company through a note receivable for $33 million. A reserve for 75 percent of the face value of the note receivable was established due to the significant constraints on the Company's ability to collect on the note. No adjustments have been deemed necessary through the second quarter of 1999.

      Other - The remaining  charges, the majority of which  have been expensed
      _____
      as incurred, were related to integration activities for Fay's drugstores acquired by the Company in October 1996, and other activities such as contract terminations. There were no payments or other changes to these reserves in the second quarter of 1999.

      1997 Charges:
      ____________
                               1997              1998          2nd Qtr 1999 YTD
                                         __________________  __________________
                              Y/E        Cash      Y/E          Cash    Ending
      ($ in millions)         Reserve    Outlays   Reserve      Outlays Reserve
                                         & Other                & Other
                              _______    __________________  __________________

      Department stores
          and catalog
      __________________
        Future lease
          obligations (1)       $  55    $ (35)    $  20        $   (3)   $ 17


      Eckerd drugstores
      _________________
        Future obligations,
          primarily leases (1)     35       (8)       27            (2)     25
                                ___________________________    _______________
      Total                     $  90    $ (43)    $  47        $   (5)   $ 42
                                ___________________________    _______________



      1) Reserve balances are included as a component of accounts payable and accrued expenses.


      Department stores and catalog:

      Future  lease  obligations   -   In  1997,   the  Company  identified  97
      __________________________
      underperforming stores that did not meet the Company's profit objectives and several support units (credit service centers and warehouses) which were no longer needed. The store closing plan anticipated that the Company would remain liable for all future lease obligations. All stores had been closed by the end of 1998. The reserve as of the end of the second quarter of 1999 represents future lease obligations, and costs are being charged against the reserve as incurred. During the second quarter of 1999, the reserve was reduced by $2 million, which amount was comprised of $3 million in rental payments offset by $1 million of interest accretion.


      Eckerd drugstores:

      Future  obligations,  primarily   leases  -   During  1997,   the Company
      ________________________________________
      established reserves for the present value of future lease payments for an additional portfolio of drugstores that were identified for closure. In addition, reserves were established for pending litigation and other miscellaneous charges, each individually insignificant. During the second quarter of 1999, $1 million in lease payments were charged against the reserve. As of the end of the second quarter of 1999, these combined reserves totaled $25 million.


      2. Earnings Per Share

      At July 31, 1999 and August 1, 1998, 0.8 million shares of preferred stock, which were convertible into 15.2 million and 16.6 million common shares, respectively, were issued and outstanding. These potential common shares, and the related dividend, were excluded from the calculation of diluted earnings per share (EPS) for the 13 weeks ended July 31, 1999 and August 1, 1998 and the 26 weeks ended July 31, 1999, because their inclusion would have had an anti-dilutive effect on EPS.

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Financial Condition
     ___________________

      On March 1, 1999, the Company completed the acquisition of Genovese Drug Stores, Inc. (Genovese). The acquisition was accomplished through an exchange of approximately 9.6 million shares of JCPenney common stock for the outstanding shares of Genovese. The total value of the transaction, including the assumption of approximately $60 million of debt and the conversion of outstanding Genovese options to options for JCPenney common stock, was $414 million. The acquisition is being accounted for under the purchase method. The purchase price is being allocated to assets acquired, including intangible assets (principally prescription files and favorable lease rights), and liabilities assumed based on their estimated fair value. The excess purchase price over the fair value of assets acquired and liabilities assumed is being classified as goodwill and amortized over 40 years.

      Merchandise inventories on a FIFO basis totaled $6,530 million at the end of the second quarter compared with $6,486 million at the end of last year's second quarter. Current year totals include approximately $149 million of inventory attributable to Genovese drugstores ($131 million) and Renner department stores ($18 million). Inventories for department stores and catalog totaled $4,293 million at July 31, 1999 and were below last year levels as planned. Inventories for comparable department stores declined approximately 4.5 percent from the prior year. Eckerd drugstore inventories totaled $2,237 million compared with $2,034 million last year. The current cost of inventories exceeded the LIFO basis amount carried on the balance sheet by approximately $251 million at July 31, 1999 and $242 million at August 1, 1998.

      Properties, net of accumulated depreciation, totaled $5,459 million at July 31, 1999 compared with $5,301 million at the end of last year's second quarter.

      Goodwill and other intangible assets, net, totaled $3,211 million compared with $2,899 million as of August 1, 1998. Approximately $316 million in intangible assets and goodwill associated with the Genovese acquisition has been recorded in 1999.

      At July 31, 1999, the consolidated balance sheet included reserves totaling $103 million which are included as a component of accounts payable and accrued expenses and $25 million which is reflected as a reduction to other assets. These reserves were established in connection with the Company's 1996 and 1997 other charges, net, and relate to future lease obligations on stores and other support facilities closed in connection with those charges, and a note receivable related to the divestiture of certain drugstores, respectively. In total, these reserves were reduced by $4 million in the second quarter of 1999. See Note 1 to Interim Financial Information.

      During the second quarter of 1999, the Company repaid the outstanding principal amount, $225 million, of its 6.875 percent notes due 1999.

     Results of Operations
     _____________________

     Consolidated operating results
     ($ in millions)

                                        13 weeks ended        26 weeks ended
                                    ____________________  ____________________
                                    July 31,     Aug. 1,   July 31,    Aug. 1,
                                     1999         1998      1999        1998
                                     ____         ____      ____        ____

     Operating profit/(loss)
        Department stores
          and catalog              $  139       $  155    $  306       $  389
        Eckerd drugstores             (43)         (33)       86           86
        Direct marketing               60           60       114          113
        Real estate and other          11           (4)       20            2
                                   ______       ______    ______      _______
        Total operating profit        167          178       526          590

        Net  interest and
          credit operations           (82)        (115)     (137)        (208)
        Acquisition amortization      (25)         (18)      (62)         (53)
                                   ______       ______    ______      _______
        Income before income taxes     60           45       327          329
        Income taxes                  (21)         (18)     (121)        (128)
                                   ______       ______    ______      _______
        Net income                 $   39       $   27    $  206       $  201

                                   ======       ======    ======      =======



      Operating profit (before net interest expense and credit operations, acquisition amortization, and taxes) totaled $167 million compared with $178 million in last year's second quarter. Department store and catalog results were negatively impacted by the decline in catalog sales volumes, particularly in the July period. Partially offsetting catalog sales results was the performance of the Company's private brand merchandise which posted collective sales gains of 9.4 percent for the quarter. Eckerd drugstores recorded a loss for the quarter as a result of inventory adjustments, systems upgrades and other items. Real estate and other reflects an $8 million real estate gain that was recorded in the second quarter of 1999.

      Income before income taxes for the 13 weeks ended July 31, 1999 was $60 million, compared with $45 million in last year's period. The increase reflected continued improvement in net interest expense and credit operations, primarily due to lower bad debt expense. Net income totaled $39 million, or 12 cents per share, as compared with $27 million, or 8 cents per share in last year's second quarter. On a year to date basis, net income was $206 million, or 73 cents per share, compared with $201 million, or 72 cents per share, last year.

     Segment Operating Results

      Department Stores and Catalog
      _____________________________

                                        13 weeks ended        26 weeks ended
                                    ____________________  ____________________
                                    July 31,     Aug. 1,   July 31,    Aug. 1,
                                     1999         1998      1999        1998
                                     ____         ____      ____        ____
     ($ in millions)
     Retail sales, net              $ 4,057      $ 4,060   $ 8,305     $ 8,302
     Cost of Goods Sold              (2,831)      (2,857)   (5,754)     (5,756)
     SG&A expenses                   (1,087)      (1,048)   (2,245)     (2,157)
                                    _______      _______  ________     _______
     Operating Profit (1)           $   139      $   155   $   306     $   389
                                    =======      =======   =======     =======


     Sales percent increase
       Total Department stores          0.5         (2.9)     (0.6)       (0.3)
       Comparable stores                1.0         (2.5)      0.3        (0.2)
       Catalog                         (2.8)         1.8       2.5         2.3
     Ratios as a percent of sales:
     FIFO gross margin                 30.2         29.6      30.7        30.7
     SG&A expenses                     26.8         25.8      27.0        26.0
     FIFO operating profit              3.4          3.8       3.7         4.7
     FIFO EBITDA (2)                    7.7          7.0       8.1         8.1


      1) Operating profit represents pre-tax income before net interest expense and credit operations and amortization of intangible assets.

      2) Earnings before interest, income taxes, depreciation and amortization. EBITDA includes finance revenue, net of credit operating costs and bad debt expense. EBITDA is provided as an alternative assessment of operating performance and is not intended to be a substitute for GAAP measurements; calculations may be different for other companies.


      Operating profit for department stores and catalog was $139 million in this year's second quarter compared with $155 million last year. Sales in private brand merchandise were strong for the period, especially Arizona Jean Co., St. John's Bay, and Delicates, all of which have posted double-digit sales gains for both the quarter and first half. Sales for supplier exclusive brands, in particular Crazy Horse by Liz Claiborne and Joneswear by Jones New York, also performed well. Sales of national brand athletic and basic jeans categories did not meet expectations. Catalog sales declined in the second quarter as a result of weak July sales, which were affected by a slow start for Fall merchandise. Gross margin as a percent of sales improved by 60 basis points in the second quarter compared to last year. The increase was principally related to growth in higher margin private brand merchandise and a decrease in promotional events, as planned. Expense levels increased 3.7 percent compared with last year's second quarter, an increase of 100 basis points as a percent of sales. Expenses were impacted by planned increases in spending levels for customer service initiatives in the stores, private brand marketing, and continued spending for the development of the Company's e-commerce infrastructure.
      Operating profit for the 26 weeks ended July 31, 1999 was $306 million compared with $389 million last year. Department store sales for the 26 weeks were up slightly on a comparable store basis, and catalog sales increased by 2.5 percent compared with last year. Gross margin as a percent of sales was flat with last year at 30.7 percent, and was negatively impacted by a higher level of promotional activity in the first quarter in an effort to rebalance inventory positions. SG&A expenses for the first half increased approximately 4 percent compared with last year, an increase of 100 basis points as a percent of sales due to flat sales volumes.

      Eckerd Drugstores (1)
      _________________

                                        13 weeks ended        26 weeks ended
                                    ____________________  ____________________
                                    July 31,     Aug. 1,   July 31,    Aug. 1,
                                     1999         1998      1999        1998
                                     ____         ____      ____        ____
     ($ in millions)
     Retail sales, net              $ 2,976      $ 2,450   $ 6,023     $5,014
     Cost of Goods Sold              (2,446)      (2,024)   (4,852)    (4,027)
     SG&A expenses                     (573)        (459)   (1,085)      (901)
                                    _______      _______  ________    _______
     Operating profit/(loss) (2)    $   (43)     $   (33)  $    86     $   86


     Sales percent increase
       Total                           21.5          7.6      20.1        8.6
       Comparable stores               10.5          9.0      11.4        8.4
     Ratios as a percent of sales:
     FIFO gross margin                 18.2         17.7      19.8       20.0
     SG&A expenses                     19.2         18.7      18.0       17.9
     FIFO operating profit/(loss)      (1.0)        (1.0)      1.8        2.1
     FIFO EBITDA (2)                    0.6          0.4       3.3        3.3

     LIFO gross margin                 17.8         17.4      19.4       19.6
     LIFO operating profit/(loss)      (1.4)        (1.3)      1.4        1.7
     LIFO EBITDA (3)                    0.2          0.0       2.9        3.0

      1) Results reflect the inclusion of Genovese drugstores as of the acquisition date in March 1999. Pro forma results, assuming the Genovese acquisition occurred at the beginning of the periods reported would not differ materially from reported results.

      2) Operating profit represents pre-tax income before interest and amortization of intangible assets.

      3) Earnings before interest, income taxes, depreciation and amortization. EBITDA is provided as an alternative assessment of operating performance
      and  is  not   intended  to  be  a  substitute   for  GAAP measurements;
      calculations may be different for other companies.


      The Company's drugstore operations experienced an operating loss of $43 million in the second quarter compared with an operating loss of $33 million in last year's second quarter. Results for the second quarter of
      1999   reflect  $119  million  in  pre-tax  costs  related  to inventory adjustments, systems upgrades and other items. Last year's second quarter was impacted by pre-tax charges of $114 million related to integration activities.  Eckerd  experienced  continued strong  sales  growth  in the
      second   quarter,  increasing  by  10.5  percent  for  comparable stores
      (including the pro forma results of the Genovese drugstores acquired on March 1, 1999) which is in addition to a 9.0 percent increase in the second quarter of 1998. Comparable store sales were led by a 15.4 percent increase in pharmacy sales, which were particularly strong in the managed care segment. Managed care sales accounted for approximately 87 percent of pharmacy sales in the second quarter, up from 84 percent last year. Non-pharmacy sales, which increased by 3.4 percent on a comparable store basis, benefited from strong sales gains in Express Photo and convenience
      goods  categories.  Total   sales  in  1999's  second   quarter included
      approximately $222 million attributable to the recently acquired Genovese drugstores.

      FIFO gross margin totaled $542 million in the second quarter compared with $434 million in last year's period. Gross margin reflects inventory adjustments of $74 million and $98 million, in the respective periods. A gross margin adjustment was required in this year's second quarter, principally to reflect higher than expected shrinkage that was identified through physical inventories finalized in the second quarter. Planned shrinkage rates for 1999 anticipated significant benefits from the many changes that have been and continue to be made to the inventory management systems, including the migration from Eckerd's accounts payable and invoice verification system to the more automated JCPenney system. While improvement has been realized, to date it has not been as great as originally expected. Inventory adjustments in 1998's second quarter were principally related to higher than anticipated losses on the liquidation of merchandise categories during the conversion to the Eckerd format and higher than expected shrinkage. Excluding the effects of these charges, FIFO gross margin declined by 100 basis points as a percent of sales reflecting a higher proportion of lower gross margin managed care and mail order pharmacy sales, and an overall decline in pharmacy margins. Eckerd recorded a $12 million LIFO charge in 1999 compared with an $8 million charge last year.

      SG&A expenses increased by 50 basis points as a percent of sales in the second quarter. The increase was the result of $45 million of adjustments that were recorded during the quarter related primarily to the increase in balance sheet reserves, principally those related to third-party receivables and insurance claims, based on current information and growth in the business, and an $18 million charge related to the conversion of Eckerd's store communications system. Eckerd recorded integration related charges totaling $16 million in last year's second quarter. Excluding the effects of the charges taken in both years, SG&A expenses declined by 40 basis points as a percent of sales.

      Operating profit was $86 million for the 26 weeks ended July 31, 1999, even with last year. Sales were strong for the first half, increasing
      11.4 percent on a comparable store basis. Same store sales were led by pharmacy sales which increased by 16.3 percent; non-pharmacy merchandise sales increased by 4.1 percent for the period. FIFO gross margin for the first half declined by 20 basis points. Excluding the effects of the second quarter charges, FIFO gross margin declined by 90 basis points. The decline in gross margin was principally related to growth in managed care and mail order pharmacy sales which carry lower margins. Eckerd recorded a $24 million LIFO charge in the first half of 1999 compared with a $17 million charge in last year's period. SG&A expenses increased by 10 basis points in total and declined by 30 basis points excluding the effects of second quarter charges.

      Direct Marketing
      _________________

                                        13 weeks ended        26 weeks ended
                                    ____________________  ____________________
                                    July 31,     Aug. 1,   July 31,    Aug. 1,
                                     1999         1998      1999        1998
                                     ____         ____      ____        ____
     ($ in millions)
     Revenue                        $   276      $   251   $   550     $  497
     Costs and expenses (1)            (216)        (191)     (436)      (384)
                                    _______      _______  ________    _______
     Operating Profit (2)           $    60      $    60   $   114     $  113


     Revenue, percent increase         10.0          9.6      10.7        9.7
     Operating profit as a percent
        of revenue                     21.7         23.9      20.7       22.7

      1) Includes amortization of deferred acquisition costs of $56 million and $46 million for the second quarter and $109 million and $92 million for the first half of 1999 and 1998, respectively.

      2) Operating profit represents pre-tax income before amortization of intangible assets.


      Revenue totaled $276 million in the second quarter and $550 million for the first half, an increase of approximately ten percent for both periods compared with last year. The increase was principally related to health insurance premiums which account for approximately 62 percent of total revenues. Revenue generated from membership services products increased by 54 percent compared with last year's second quarter and first half. These products represent a growing business for Direct Marketing and currently account for approximately eight percent of total revenues. Operating profit totaled $60 million for the quarter, flat with last year, and is up slightly for the year. Current year operating profit has been impacted by planned expenditures for new product development and international expansion activities in the United Kingdom and Pacific Rim.


      Net Interest Expense and Credit Operations
      __________________________________________

                                        13 weeks ended        26 weeks ended
                                    ____________________  ____________________
                                    July 31,     Aug. 1,   July 31,    Aug. 1,
                                     1999         1998      1999        1998
                                     ____         ____      ____        ____
     ($ in millions)
     Revenue                        $   172      $   168   $   364     $  351
     Bad debt expense                   (22)         (57)      (35)       (98)
     Operating expenses                 (78)         (78)     (162)      (165)
     Interest expense, net             (154)        (148)     (304)      (296)
                                    _______      _______  ________    _______
     Total                          $   (82)     $  (115)  $  (137)    $ (208)


     Net interest expense and credit operations totaled $82 million in the second quarter compared with $115 million in the comparable period last year. The decline from last year reflected improvement in bad debt levels. Bad debt expense in the second quarter was $35 million below last year's level principally as a result of significantly lower delinquency rates, due in part to the Company's previous efforts to tighten credit underwriting standards to improve portfolio performance. Net interest expense and credit operations totaled $137 million for the first half compared with $208 million last year. The improvement for the 26 week period was principally related to increased late fee revenue and significantly lower bad debt expense. As of the end of the quarter, the 90-day delinquency rate was 2.7 percent of customer receivables, down from 4.1 percent at the end of second quarter 1998. As of the end of the quarter, customer receivables serviced totaled $3,497 million, a decrease of $331 million, or 8.6 percent, compared with a year ago.


      Income Taxes
      ____________

      The Company's effective income tax rate was 37.6 percent in the second quarter compared with 38.9 percent last year.


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

      In October 1996, a company-wide task force was formed to provide guidance to the Company's operating and support departments and to monitor the progress of efforts to address Year 2000 issues. The Company has also consulted with various third parties, including, but not limited to, outside consultants, outside service providers, infrastructure suppliers, industry groups, and other retail companies and associations to develop industry-wide approaches to the Year 2000 issue, to gain insights to problems, and to provide additional perspectives on solutions. Year 2000 readiness work was more than 99 percent complete as of July 31, 1999. Since January 1999, the Company has been retesting all systems critical to the Company's core business. The Company has also focused on the Year 2000 readiness of its suppliers and service providers, both independently and in conjunction with the National Retail Federation.

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

      Through July 31, 1999, the Company had incurred approximately $44 million to achieve Year 2000 compliance, including approximately $10 million related to capital projects. The Company's remaining cost for Year 2000 remediation is currently estimated to be $5 million. Total costs have not had, and are not expected to have, a material impact on the Company's financial results.


      New Accounting Rules
      ____________________

      The   Financial  Accounting  Standards  Board  has  issued  Statement of
      Financial  Accounting  Standards  No.  133,  "Accounting  for Derivative
                                                  ____________________________
      Instruments and Hedging Activities", which is effective for quarters _____________________________________ beginning after June 15, 2000.
      The Company has a limited exposure to derivative products and does not expect these new rules to have a material impact on reported results.

      The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one third of annual sales. Accordingly, the results of operations for the 13 and 26 weeks ended July 31, 1999 are not necessarily indicative of the results for the entire year.



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


     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Annual Meeting of Stockholders of the Company was held on May 21, 1999, at which the six matters described below were submitted to a vote of stockholders with the voting results as indicated.

          (1) Election of directors for a three-year term expiring at the Year 2002 Annual Meeting of the Company's stockholders:

                    NOMINEE               FOR               AUTHORITY WITHHELD
                    _______               ___               __________________
                 T. J. Engibous         235,174,252               9,421,754
                 K. B. Foster           235,270,296               9,325,710
                 A. W. Richards         230,571,731              14,024,275

          (2) The Board of Directors' proposal concerning the employment of KPMG LLP as auditors for the fiscal year ending
                 January 29, 2000:

                    FOR                  AGAINST                    ABSTAIN
                    ___                  _______                    _______
                 240,501,517            2,933,698                 1,160,740


          (3) A stockholder resolution concerning the elimination of the classification of the Board of Directors:
                                                                      BROKER
                    FOR            AGAINST           ABSTAIN          NON-VOTES
                    ___            _______           _______          _________
                 123,243,098     99,865,048         2,302,787        19,185,073


          (4) A stockholder resolution concerning a bylaw amendment relating to the submission to a stockholder vote of the Company's Stockholder Rights Plan:

                                                                      BROKER
                    FOR            AGAINST           ABSTAIN          NON-VOTES
                    ___            _______           _______          _________
                  127,083,509    95,609,316         2,734,961        19,168,220


          (5)    A stockholder resolution concerning independence of the Board
                 Chair:

                                                                      BROKER
                    FOR            AGAINST           ABSTAIN          NON-VOTES
                    ___            _______           _______          _________
                 42,830,387     179,922,960         2,652,687        19,189,972

          (6) A stockholder resolution concerning performance-based stock option grants:

                                                                      BROKER
                    FOR            AGAINST           ABSTAIN          NON-VOTES
                    ___            _______           _______          _________
                 50,826,035      169,695,534        4,905,651        19,168,786


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

          (a)     Exhibits
                  ________

                  The following documents are filed as exhibits to this report:

                  10(a) J. C. Penney Company, Inc. 1999 Separation Allowance Program for Profit-Sharing Management Associates, effective July 14, 1999, as amended September 8, 1999.

                  10(b)  July 14,   1999  amendment   to  the  Supplemental
                         Retirement Program for Management Profit-Sharing Associates of J. C. Penney Company, Inc.

                  10(c) July 14, 1999 amendment to the J. C. Penney Company, Inc. Benefit Restoration Plan.

                  10(d) July 14, 1999 amendment to the J. C. Penney Company, Inc. Mirror Savings Plan I and the J. C. Penney Company, Inc. Mirror Savings Plan II.

                  11     Computation of net income per common share.

                  12(a) Computation of ratios of available income to combined fixed charges and preferred stock dividend requirement.

                  12(b) Computation of ratios of available income to fixed charges.

                  27(a) Financial Data Schedule for the six months ended July 31, 1999.

                  27(b) Restated Financial Data Schedule for the six months ended August 1, 1998.

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




Date:  September 13, 1999