Form 10-Q
period 1999-10-30
PENNEY J C CO INC
filed 1999-12-14
CIK 77182

                          SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D. C.
                                        20549

                                   _______________

                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                                   _______________

     For the 13 and 39 week periods                 Commission file number 1-777
     ended October 30, 1999

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

     6501 Legacy Drive, Plano, Texas                               75024 - 3698
     ___________________________________________________________________________

     (Address of principal executive offices)                     (Zip Code)


     Registrant's telephone number, including area  code         (972) 431-1000
                                                         _______________________


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

     260,441,831 shares of Common Stock of 50c par value, as of October 30, 1999.

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


     Statements of Income
     (Amounts in millions except per share data)

                                       13 weeks ended          39 weeks ended
                                    ____________________     __________________
                                    Oct. 30,    Oct. 31,     Oct. 30,  Oct. 31,
                                      1999        1998         1999      1998
                                    ________   _________     ________  ________

     Retail sales                   $  7,696   $  7,297      $ 22,024  $ 20,613
     Direct Marketing revenue            282        252           832       749
                                    _________  _________     _________  ________

     Total revenue                     7,978       7,549       22,856    21,362
                                    _________   _________    _________  ________

     Costs and expenses
       Cost of goods sold,
         occupancy, buying,
         and warehousing costs         5,639       5,282       16,245    15,065
       Selling, general, and
         administrative expenses       1,784       1,622        5,114     4,680
       Costs and expenses of Direct
         Marketing operations            219         194          655       578
       Real estate and other              (7)        (10)         (27)      (12)
       Net interest expense and credit
         operations (1)                  106         142          243       350
       Acquisition amortization           18          15           80        68
                                    _________   _________    _________  ________

     Total costs and expenses          7,759       7,245       22,310    20,729
                                    _________   _________    _________  ________

     Income before income taxes          219         304          546       633
     Income taxes                         77         118          198       246
                                    _________   _________    _________  ________

     Net income                     $    142    $    186     $    348  $    387
                                   =========   =========    ========= =========


     Earnings per common share:

     Net income                     $    142    $    186     $    348  $    387
     Less:
       preferred stock
         dividends                        (9)        (10)         (27)      (28)
                                    _________   _________    _________  ________
     Earnings for basic EPS              133         176          321       359
     Dilutive stock options and
       convertible preferred
       stock                               9          10           --        27
                                    _________   _________    _________  ________
     Earnings for diluted EPS       $    142    $    186     $    321  $    386

     Shares
     Average shares outstanding
       (used for basic EPS)              260         254           259       253
     Dilutive common stock
       equivalents                        16          18            --        19
                                   _________    ________      ________  ________

     Average diluted shares
       outstanding                       276         272           259       272

     Earnings per share
     Basic                          $   0.51     $  0.69      $   1.24  $   1.42
     Diluted                            0.51        0.68          1.24      1.42


     (1) Net interest expense and credit operations for the 39 weeks ended October 30, 1999 includes a $5 million pre-tax gain, or 1 cent per share after tax, on the early extinguishment of Eckerd Corporation's 9.25 percent Notes due 2004.

     Balance Sheets
     (Amounts in millions)

                                                 Oct. 30,    Oct. 31,   Jan. 30,
                                                   1999        1998       1999
                                                 ________   __________  ________


     ASSETS

     Current assets

       Cash and short-term investments
         of $392, $552, and $95                  $    392   $    552   $     96
       Retained interest in JCP Master
         Credit Card Trust                            461      1,032        415
       Receivables, net                             4,455      3,573      4,415
       Merchandise inventories                      6,971      7,017      6,031
       Prepaid expenses                               151        147        168
                                                 ________   ________   _________

          Total current assets                     12,430     12,321     11,125

     Properties, net of accumulated
          depreciation of $3,152, $3,267,
          and $2,875                                5,434      5,332      5,458

     Investments, principally held by
          Direct Marketing                          1,812      1,896      1,961

     Deferred policy acquisition costs                904        810        847

     Goodwill and other intangible assets
          net of accumulated amortization
          of $305, $180, and $225                   3,173      2,867      2,933

     Other assets                                   1,359      1,303      1,314
                                                 --------   --------   --------
                                                 $ 25,112   $ 24,529   $ 23,638
                                                 ========   ========   ========

                                         -3-
     Balance Sheets
     (Amounts in millions)
                                                 Oct. 30,    Oct. 31,   Jan. 30,
                                                   1999        1998       1999
                                                 ________    ________   ________
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
       Accounts payable and accrued expenses     $  3,784   $  3,903   $  3,465
       Short-term debt                              3,223      2,518      1,924
       Current maturities of long-term debt           625        625        438
       Deferred taxes                                 155        123        143
                                                  ________   ________   ________
         Total current liabilities                  7,787      7,169      5,970

     Long-term debt                                 6,504      6,737      7,143

     Deferred taxes                                 1,545      1,388      1,517

     Insurance policy and claims reserves             992        919        946

     Other liabilities                                917        895        893
                                                  ________   ________   ________
         Total liabilities                         17,745     17,108     16,469

     Stockholders' equity
     Capital stock
       Preferred stock, without par value:
         Authorized, 25 million shares -
         issued and outstanding, 0.8 million
         shares for all periods presented of
         Series B ESOP convertible preferred          457        483        475
       Common stock, par value 50c:
         Authorized, 1,250 million shares -
         issued and outstanding, 260, 254, and
         250 million shares                         3,236      2,877      2,850
                                                  ________   ________   ________

     Total capital stock                            3,693      3,360      3,325
                                                  ________   ________   ________


     Reinvested earnings
       At beginning of year                         3,858      4,066      4,066
       Net income                                     348        387        594
       Common stock dividends declared               (427)      (414)      (549)
       Preferred stock dividends
         declared, net of tax                         (18)       (19)       (39)
       Common stock retired                            --         --       (214)
                                                  ________   ________   ________
       Reinvested earnings at end of
         period                                     3,761      4,020      3,858

     Accumulated other comprehensive income/(loss)    (87)        41        (14)
                                                  ________   ________   ________


     Total stockholders' equity                     7,367      7,421      7,169
                                                  ________   ________   ________

                                                  $25,112    $24,529    $23,638
                                                  ========   ========   ========

     The accumulated balances for net unrealized changes in debt and equity securities were ($6), $70, and $65, and for currency translation adjustments were ($81), ($29), and ($79) as of the respective dates shown. Net unrealized changes in investment securities are shown net of deferred taxes of ($3), $40, and $36, respectively. A deferred tax asset has not been established for currency translation adjustments.

     Statements of Cash Flows
     (Amounts in millions)

                                                        39 weeks ended
                                              ________________________________
                                               Oct. 30,              Oct. 31,
                                                 1999                  1998
                                              _________             _________

     Operating activities

     Net income                               $     348             $     387
     Depreciation and amortization, including
         intangible assets                          513                   459
     Deferred taxes                                  36                    70
     Change in cash from:
         Customer receivables                       215                   558
         Other receivables                         (301)                 (274)
         Inventories, net of trade payables        (517)                 (469)
         Current taxes payable                      (51)                 (113)
         Other assets and liabilities, net           68                  (405)
                                               _________             _________
                                                    311                   213
                                               _________             _________

     Investing activities

     Capital expenditures                          (429)                 (508)
     Purchases of investment securities            (649)                 (511)
     Proceeds from the sale of bank
       receivables                                   22                    --
     Proceeds from sales of investment
       securities                                   681                   382
                                               _________             _________
                                                   (375)                 (637)
                                               _________             _________


     Financing activities

     Change in short-term debt                    1,243                 1,101
     Payments of long-term debt                    (455)                  (50)
     Common stock issued, net                        13                    68
     Dividends paid, preferred and common          (441)                 (430)
                                               _________             _________
                                                    360                   689
                                               _________             __________

     Net increase/(decrease) in cash and
       short-term investments                       296                   265

     Cash and short-term investments at
       beginning of year                             96                   287
                                               _________             __________

     Cash and short-term investments at
       end of second quarter                   $    392              $    552
                                               =========             =========


     Non-cash transactions: On March 1, 1999, the Company issued 9.6 million shares of common stock to complete the acquisition of Genovese Drug Stores, Inc. (Genovese). The total value of the transaction, including debt assumed and conversion of options for Genovese common stock to options for the Company's common stock, was $414 million.

     Notes to Interim Financial Information

     1. Reserves and Other Charges

     During 1996 and 1997, the Company recorded other charges principally related to drugstore integration activities, department store and drugstore closings and FAS 121 impairments, and early retirement and reduction in force programs (collectively other charges, net). The following tables provide a roll forward of reserves that were established for certain categories of these charges. These reserves are reviewed for adequacy on a periodic basis and are adjusted as appropriate based on those reviews. Except as indicated below, no adjustments were deemed necessary in the third quarter of 1999. The following schedules, and the accompanying discussion, provide the status of the reserves as of October 30, 1999.


     1996 Charges:
     ____________
                            1997           1998              3rd Qtr 1999 YTD
                                      __________________    ___________________
                             Y/E        Cash      Y/E         Cash       Ending
     ($ in millions)       Reserve    Outlays   Reserve     Outlays     Reserve
                           _______    __________________    ____________________


     Eckerd drugstores
     _________________
       Future lease
         obligations (1)     $  66    $  (7)    $  59       $   (2)       $  57
        Allowance for notes
         receivable (2)         25       --        25           --           25
       Other (1)                 4       --         4           --            4
                             __________________________    _____________________

     Total                   $  95    $  (7)    $  88       $   (2)       $  86
                             __________________________     ____________________


     Amounts are reflected on the consolidated balance sheets as follows:

     1) Reserve balances are included as a component of accounts payable and accrued expenses.

     2) The allowance for notes receivable, which was established in connection with the drugstore divestiture discussed below, is included as a reduction of other assets.


     Future  lease  obligations  -  In   1996  the  Company  identified  certain
     __________________________
     drugstores that would be closed in connection with its acquisition of Eckerd Corporation, and established a reserve for the present value of future lease obligations for the closed drugstores. Costs are being charged against the reserve as incurred; the interest component related to lease payments is recorded as rent expense in the period incurred with no corresponding increase in the reserve. Through the third quarter of 1999, approximately $2 million in lease payments had been charged against the reserve.

     Allowance for notes receivable - In connection with the Eckerd acquisition,
     ______________________________
     the Federal Trade Commission required that the Company divest certain drugstores in North Carolina and South Carolina. A portion of the proceeds from the sale of these drugstores was financed by the Company through a note receivable for $33 million. A reserve for 75 percent of the face value of the note receivable was established due to the significant constraints on the Company's ability to collect on the note.

     Other - The  remaining charges, the majority of which have been expensed as
     _____
     incurred, were related to integration activities for the Fay's drugstores acquired by the Company in October 1996, and other activities such as contract terminations.

     1997 Charges:
     ____________
                                        1998                  3rd Qtr 1999 YTD
                                      __________________    ___________________
                            1997        Cash                  Cash
                            Y/E       Outlays     Y/E       Outlays      Ending
     ($ in millions)       Reserve    & Other   Reserve     & Other     Reserve
                           _______    __________________    ____________________


     Department stores
      __________________
       and catalog
       ___________
       Future lease
         obligations (1)     $  55    $ (35)    $   20       $ (3)        $  17


     Eckerd drugstores
       Future obligations,
         primarily
         leases (1)              35      (8)        27         (2)           25
                              _____   _________________      ___________________

     Total                   $   90   $ (43)    $   47       $ (5)        $  42
                             _______  _________________      ___________________


     1) Reserve balances are included as a component of accounts payable and accrued expenses.


     Department stores and catalog:

     Future  lease   obligations -    In  1997,   the   Company  identified   97
     ___________________________
     underperforming stores that did not meet the Company's profit objectives and several support units (credit service centers and warehouses) which were no longer needed. All of these facilities had closed by the end of fiscal 1998. The store closing plan anticipated that the Company would remain liable for all future lease obligations. The reserve as of the end of the third quarter of 1999 represents future lease obligations, and costs are being charged against the reserve as incurred. The reserve has been reduced by $3 million through the third quarter of 1999.


     Eckerd drugstores:

     Future obligations, primarily leases - During 1997, the Company established
     ____________________________________
     reserves for the present value of future lease payments for an additional portfolio of drugstores that were identified for closure. In addition, reserves were established for pending litigation and other miscellaneous charges, each individually insignificant. Through the end of the third quarter of 1999, the reserves had been reduced by $2 million. On a combined basis, the reserves totaled $25 million at the end of the third quarter.


     2. Earnings Per Share

     At October 30, 1999, approximately 0.8 million shares of preferred stock, which were convertible into 15.4 million common shares, were issued and outstanding. These potential common shares, and the related dividend, were excluded from the calculation of diluted earnings per share (EPS) for the 39 weeks ended October 30, 1999 because their inclusion would have had an anti-dilutive effect on EPS. In addition, options to purchase 5.0 million and 2.2 million common shares for the 13 weeks ended October 30, 1999 and October 31, 1998, respectively, and options to purchase 5.0 million and 1.5 million common shares for the 39 weeks ended October 30, 1999 and October 31, 1998, respectively, were outstanding and were excluded from the computation of diluted earnings per share because the option exercise price was greater than the average market price for the respective periods.

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Financial Condition
     ___________________

     Merchandise inventories on a FIFO basis totaled $7,234 million at the end of the third quarter compared with $7,269 million at the end of last year's third quarter. Current year totals include approximately $164 million of inventory attributable to Genovese drugstores ($148 million) and Renner department stores ($16 million). Inventories for department stores and catalog totaled $4,870 million at October 30, 1999 and were below last year levels by nearly five percent. Inventories for comparable department stores declined approximately six percent from the prior year. Eckerd drugstore inventories totaled $2,363 million compared with $2,157 million last year. The current cost of inventories exceeded the LIFO basis amount carried on the balance sheet by approximately $263 million at October 30, 1999 and $252 million at October 31, 1998.

     Total customer receivables serviced were $3,628 million at the end of the third quarter compared with $3,893 million at the end of last year's third quarter. The decline is related to a number of factors, principally tightening the Company's credit-granting policies and reducing the scope of credit promotions, both of which have taken place over the past two to three years, the migration of credit sales from the Company's proprietary credit card to third-party credit cards, and declines in sales volumes.

     Properties, net of accumulated depreciation, totaled $5,434 million at October 30, 1999 compared with $5,332 million at the end of last year's third quarter.

     On March 1, 1999, the Company completed the acquisition of Genovese. The acquisition was accomplished through an exchange of approximately 9.6 million shares of Company common stock for the outstanding shares of Genovese. The total value of the transaction, including the assumption of approximately $60 million of debt and the conversion of outstanding Genovese options to options for Company common stock, was $414 million. The acquisition is being accounted for under the purchase method. The purchase price is being allocated to assets acquired, including intangible assets (principally prescription files and favorable lease rights), and liabilities assumed based on their estimated fair value. The excess purchase price over the fair value of assets acquired and liabilities assumed, representing goodwill, is being amortized over 40 years.

     Goodwill and other intangible assets, net, totaled $3,173 million compared with $2,867 million at the end of last year's third quarter. Current year balances include approximately $316 million in intangible assets and goodwill associated with the Genovese acquisition.

     At October 30, 1999, the consolidated balance sheet included reserves totaling $103 million which are included as a component of accounts payable and accrued expenses and $25 million which is reflected as a reduction of other assets. These reserves were established in connection with the Company's 1996 and 1997 other charges, net, and relate primarily to future lease obligations on stores and other support facilities closed in connection with those charges, and a note receivable related to the divestiture of certain drugstores, respectively. In 1999, these reserves have been reduced by $7 million through the end of the third quarter. See Note 1 to Interim Financial Information.




     Results of Operations
     _____________________

     Consolidated operating results
     ($ in millions)
                                       13 weeks ended        39 weeks ended
                                    ____________________   ____________________
                                     Oct. 30,   Oct. 31,    Oct. 30,   Oct. 31,
                                       1999       1998        1999       1998
                                    _________   ________    _________  ________

     Operating profit
       Department stores
         and catalog                $  250       $  329    $   556     $   718
       Eckerd drugstores                23           64        109         150
       Direct marketing                 63           58        177         171
       Real estate and other             7           10         27          12
                                    _______       ______   ________    _______
       Total operating profit          343          461        869       1,051

     Net interest and
       credit operations              (106)        (142)      (243)       (350)
     Acquisition amortization          (18)         (15)       (80)        (68)
                                   ________     ________  ________     _______
     Income before income taxes        219          304        546         633
     Income taxes                      (77)        (118)      (198)       (246)
                                    ________     ________  ________    ________
     Net income                     $  142       $  186    $   348     $   387
                                    ========     ========  ========    ========


     Operating profit (before net interest expense and credit operations, acquisition amortization, and income taxes) totaled $343 million compared with $461 million in last year's third quarter. Department store and catalog results declined primarily as a result of the effects of lower department store sales volumes. Eckerd drugstores operating profit declined as a result of both lower gross margins and higher selling, general and administrative (SG&A) expenses. Operating profits for J. C. Penney Direct Marketing Services, Inc. (Direct Marketing) increased in the third quarter compared with last year's period.

     Total Company results reflect continued improvement in net interest expense and credit operations, primarily due to lower bad debt expense. Net income totaled $142 million, or 51 cents per share, as compared with $186 million, or 68 cents per share in last year's third quarter. On a year to date basis, net income was $348 million, or $1.24 per share, compared with $387 million, or $1.42 per share, last year.

     Segment Operating Results
     -------------------------
     Department Stores and Catalog
     -----------------------------
                                       13 weeks ended        39 weeks ended
                                    ____________________   ____________________
                                     Oct. 30,   Oct. 31,    Oct. 30,   Oct. 31,
                                       1999       1998        1999       1998
                                    _________   ________    _________  ________
     ($ in millions)
     Retail sales, net              $ 4,685      $ 4,807   $12,990     $13,109
     Cost of goods sold              (3,209)      (3,299)   (8,963)     (9,055)
     SG&A expenses                   (1,226)      (1,179)   (3,471)     (3,336)
                                     ________     ________  ________    ________

     Operating profit (1)           $   250      $   329   $   556     $   718

     Sales percent increase
       Total department stores         (3.2)        (5.0)     (1.5)       (2.1)
       Comparable stores               (3.0)        (4.0)     (0.9)       (1.7)
       Catalog                          0.0          8.0       1.5         4.4
     Ratios as a percent of sales:
     FIFO gross margin                 31.5         31.4      31.0        30.9
     SG&A expenses                     26.2         24.5      26.7        25.4

     FIFO operating profit              5.3          6.9       4.3         5.5
     FIFO EBITDA (2)                    8.6          9.0       8.3         8.5

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


     Operating profit for department stores and catalog was $250 million in this year's third quarter compared with $329 million last year. The decline was primarily related to the effects of lower sales volumes in department stores, where sales for comparable stores, those open at least a year, declined by 3.0 percent. Sales in private brand merchandise were strong for the period, especially Arizona Jean Co., St. John's Bay, and Delicates, all of which posted double-digit sales gains for the quarter. Sales for supplier exclusive brands including Crazy Horse by Liz Claiborne and Joneswear by Jones New York, also continue to perform very well. Sales of national brand jeanswear, athletic apparel and athletic footwear were soft during the quarter. Catalog sales were flat compared with third quarter last year. Internet sales, while still a small percentage of total sales, continue to increase at an accelerating rate. Gross margin as a percent of sales improved by 10 basis points in the third quarter compared to last year. The increase was principally related to the shift in sales to higher margin private and supplier exclusive brands and a reduced number of promotions. SG&A expenses increased as a percent of sales due to planned customer service initiatives and a decline in sales volume. SG&A expenses for the quarter reflect $12 million in additional investment for the expansion of the Company's internet infrastructure.

     Operating profit for the 39 weeks ended October 30, 1999 was $556 million compared with $718 million last year. Department store sales for the 39 weeks declined 0.9 percent on a comparable store basis, and catalog sales increased by 1.5 percent compared with last year. Gross margin as a percent of sales was 31.0 percent, up 10 basis points compared with last year. SG&A expenses for the first nine months increased approximately four percent compared with last year, principally related to salaries associated with customer service initiatives, new advertising campaign costs, and spending on the development of the Company's internet infrastructure. As a percent of sales, SG&A expenses increased 130 basis points as a result of lower sales volumes.



     Eckerd Drugstores (1)
     _____________________
                                       13 weeks ended        39 weeks ended
                                    ____________________   ____________________
                                     Oct. 30,   Oct. 31,    Oct. 30,   Oct. 31,
                                       1999       1998        1999       1998
                                    _________   ________    _________  ________
     ($ in millions)
     Retail sales, net              $ 3,011      $ 2,490   $ 9,034     $ 7,504
     Cost of goods sold              (2,430)      (1,983)   (7,282)     (6,010)
     SG&A expenses                     (558)        (443)   (1,643)     (1,344)
                                    ________     ________  ________    ________

     Operating profit (2)           $    23      $    64   $   109     $   150

     Sales percent increase
       Total                           20.9          9.2      20.4         8.8
       Comparable stores                9.6         10.0      10.8         8.9
     Ratios as a percent of sales:
     FIFO gross margin                 19.7         20.8      19.8        20.3
     SG&A expenses                     18.5         17.8      18.2        17.9
     FIFO operating profit              1.2          3.0       1.6         2.4
     FIFO EBITDA (2)                    2.8          4.4       3.1         3.7


     LIFO gross margin                 19.3         20.4      19.4        19.9
     LIFO operating profit              0.8          2.6       1.2         2.0
     LIFO EBITDA (3)                    2.4          4.0       2.7         3.3

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


     Operating profit for Eckerd drugstores was $23 million in the third quarter compared with $64 million in last year's period. The decline was attributable to both lower gross margins and higher SG&A expenses. Operating profit reflects a LIFO charge of $12 million in this year's third quarter compared with $10 million last year. Eckerd experienced continued strong sales growth in the third quarter, increasing by 9.6 percent for comparable stores (including the pro forma results of the Genovese drugstores acquired on March 1, 1999) which is in addition to a 10.0 percent increase in the third quarter of 1998. Comparable store sales were led by a 15.1 percent increase in pharmacy sales, which were particularly strong in the managed care segment. Managed care sales accounted for approximately 87 percent of pharmacy sales in the third quarter, up from 84 percent last year. Non-pharmacy sales increased by 1.3 percent on a comparable store basis.


     FIFO gross margin totaled $581 million in the third quarter compared with $507 million in last year's period. FIFO gross margin declined 110 basis points as a percent of sales as a result of a higher percentage of lower margin branded drugs and lower generic dispensing rates, coupled with a higher percentage of managed care and overall pharmacy sales versus a year ago. In addition, as previously announced, the Eckerd shrinkage rate for the third quarter was adjusted to reflect higher shrinkage levels, further reducing gross margin. SG&A expenses increased by 70 basis points as a percent of sales in the third quarter. The increase was primarily related to normal integration costs for the Genovese drugstore acquisition and expenses associated with a higher level of new and relocated store activity.

     Operating profit for Eckerd drugstores was $109 million for the 39 weeks ended October 30, 1999, down from $150 million last year. Operating profit reflects a $36 million LIFO charge in the first nine months of 1999 compared with a $27 million charge in last year's period. Sales were strong for the first nine months, increasing 10.8 percent on a comparable store basis. Same store sales were led by pharmacy sales which increased by 15.8 percent; non-pharmacy merchandise sales increased by 3.1 percent for the nine months. FIFO gross margin for the nine months declined by 50 basis points. Excluding the effects of the 1999 and 1998 second quarter charges related to inventory adjustments, systems upgrades and other items, FIFO gross margin declined by 100 basis points. The decline in gross margin was principally related to growth in managed care and mail order pharmacy sales, which carry lower margins, and to higher shrinkage rates. SG&A expenses increased by 30 basis points in total and remained unchanged from the prior year excluding the effects of second quarter charges.




     Direct Marketing
                                       13 weeks ended        39 weeks ended
                                    ____________________   ____________________
                                     Oct. 30,   Oct. 31,    Oct. 30,   Oct. 31,
                                       1999       1998        1999       1998
                                    _________   ________    _________  ________
     ($ in millions)
     Revenue                        $   282      $   252   $   832     $   749
     Costs and expenses (1)            (219)        (194)     (655)       (578)
                                    _________    ________  ________    ________

     Operating profit (2)           $    63      $    58   $   177     $   171

     Revenue, percent increase         11.9          8.2      11.1         9.2
     Operating profit as a percent
        of revenue                     22.3         23.0      21.3        22.8

     1) Includes amortization of deferred acquisition costs of $59 million and $47 million for the third quarter and $168 million and $139 million for the first nine months of 1999 and 1998, respectively.

     2) Operating profit represents pre-tax income before amortization of intangible assets.


     Revenue totaled $282 million in the third quarter and $832 million for the first nine months of 1999, an increase of approximately 11 percent for both periods compared with last year. The increase was led by a 12 percent increase in health insurance premiums which account for approximately 62 percent of total revenues. Revenue generated from membership services products, which account for approximately eight percent of total revenues, increased by 41 percent and 49 percent compared with last year's third
     quarter  and nine months, respectively.   Operating  profit  totaled   $63
     million for the quarter, up 8.6 percent. Operating profit is up $6 million, or 3.5 percent for the year. Current year operating profit has been impacted by planned expenditures for new product development and international expansion activities in the United Kingdom and Pacific Rim.

     Real Estate and Other
     _____________________

     Third quarter of 1999 includes losses associated with the Company's exit from Chile ($19 million) a gain on the sale of an underperforming department store ($12 million) and realized gains on the sale of investment securities ($9 million), all of which were over and above normal activity. Operating losses incurred in Chile up through the date of store closings is reflected in the operating results of department stores and catalog.



     Net Interest Expense and Credit Operations
     __________________________________________
                                       13 weeks ended        39 weeks ended
                                    ____________________   ____________________
                                     Oct. 30,   Oct. 31,    Oct. 30,   Oct. 31,
                                       1999       1998        1999       1998
                                    _________   ________    _________  ________
     ($ in millions)
     Revenue                        $   172      $   165   $   536     $   516
     Bad debt expense                   (31)         (69)      (66)       (167)
     Operating expenses                 (81)         (82)     (243)       (247)
     Interest expense, net             (166)        (156)     (470)       (452)
                                    ________     ________  ________    ________
     Total                          $  (106)     $  (142)  $  (243)    $  (350)


     Net interest expense and credit operations totaled $106 million in the third quarter compared with $142 million in the comparable period last year. The decline from last year was principally related to improvement in bad debt levels. Bad debt expense in the third quarter was $38 million below last year's level principally as a result of significantly lower delinquency rates, due in part to the Company's previous efforts to tighten credit underwriting standards to improve portfolio performance. Net interest expense and credit operations totaled $243 million on a year to date basis compared with $350 million last year. The improvement was principally related to increased late fee revenue and significantly lower bad debt expense. As of the end of the quarter, the 90-day delinquency rate was 2.6 percent of customer receivables, down from 3.7 percent at the end of the third quarter of 1998. At October 30, 1999, customer receivables serviced totaled $3,628 million, a decrease of $265 million, or 6.8 percent, compared with a year ago.


     Income Taxes
     ____________

     The Company's effective income tax rate was 35.3 percent in the third quarter compared with 38.8 percent last year. Several initiatives to reduce income taxes, coupled with lower income, have resulted in a favorable effective tax rate, on an annual basis, of approximately 37 percent.


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

     In October 1996, a company-wide task force was formed to provide guidance to the Company's operating and support departments and to monitor the progress of efforts to address Year 2000 issues. The Company has also consulted with various third parties, including, but not limited to, outside consultants, outside service providers, infrastructure suppliers, industry groups, and other retail companies and associations to develop industry-wide approaches to the Year 2000 issue, to gain insights to problems, and to provide additional perspectives on solutions. Year 2000 readiness work was more than 99 percent complete as of October 30, 1999. Since January 1999, the Company has been retesting all systems critical to the Company's core business. The Company has also focused on the Year 2000 readiness of its suppliers and service providers, both independently and in conjunction with the National Retail Federation.

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

     Through October  30,  1999,  the Company  had  incurred  approximately  $45 million to achieve Year 2000 compliance, including approximately $10 million related to capital projects. The Company's remaining cost for Year 2000 remediation is currently estimated to be $4 million. Total costs have not had, and are not expected to have, a material impact on the Company's financial results.


     New Accounting Rules
     --------------------

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which has been amended to be effective for quarters beginning after June 15, 2000. The Company has a limited exposure to derivative products and does not expect these new rules to have a material impact on reported results.


     Subsequent Events
     _________________

     On December 6, 1999, the Company completed the previously announced sale of its proprietary credit card business to General Electric Capital Corporation. As a result of the transaction, the Company will reduce debt by approximately $4 billion.

     Also on December 6, 1999, the Company announced that it was cutting the quarterly dividend on its common stock to $0.2875. The dividend rate considered the overall performance of the various businesses of the Company and the need to reinvest earnings in these businesses. The move also takes into account, on a preliminary basis, the anticipated capital structure implications of creating the previously announced tracking stock covering Eckerd drugstores.

     Seasonality
     ___________

     The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one third of annual sales. Accordingly, the results of operations for the 13 and 39 weeks ended October 30, 1999 are not necessarily indicative of the results for the entire year.



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


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits
               ________

               The following documents are filed as exhibits to this report:

               4 (a) Amended and Restated 364-Day Revolving Credit Agreement dated as of October 1, 1999, among J. C. Penney Company, Inc. and J. C. Penney Funding Corporation, the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, Salomon Smith Barney Inc., as Syndication Agent, and Bank of America, N.A. and Credit Suisse First Boston, as Co-Documentation Agents (incorporated by reference to Exhibit 4 (a) to J. C. Funding Corporation's Quarterly Report on Form 10-Q for the 39 weeks ended October 30, 1999, SEC File No. 1-4971-1).

               10(a) J. C. Penney Company, Inc. Mirror Savings Plan III, effective August 1, 1999.

               10(b)     Employment Agreement dated as of August 1, 1999.

               11        Computation of net income per common share.

               12(a) Computation of ratios of available income to combined fixed charges and preferred stock dividend requirement.

               12(b) Computation of ratios of available income to fixed charges.

               27(a) Financial Data Schedule for the nine months ended October 30, 1999.

               27(b) Restated Financial Data Schedule for the nine months ended October 31, 1998.

          (b)  Reports on Form 8-K
               ___________________

               JCP Receivables, Inc. filed the following report on Form 8-K during the period covered by this report:

               Current Report of Form 8-K dated October 18,1999 (Item 5 - Other Events, Item 7 - Financial Statements and Exhibits).

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



     Date:  December 14, 1999