Form 10-K405
period 2000-01-29
PENNEY J C CO INC
filed 2000-04-26
CIK 77182

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the 52 weeks ended January 29, 2000 Commission file number 1-777

                           J. C. PENNEY COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                             13-5583779
------------------------                               ------------------------
(State of incorporation)                               (I.R.S. Employer ID No.)

6501 LEGACY DRIVE, PLANO, TEXAS                                75024-3698
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:      (972) 431-1000
--------------------------------------------------       --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    Name of each exchange on
      TITLE OF EACH CLASS                               which registered
      -------------------                               ----------------
Common Stock of 50(cent) par value                  New York Stock Exchange
Preferred Stock Purchase Rights                     New York Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:    None
----------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $4,096,164,153 as of April 1, 2000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 261,278,737 shares of Common Stock of 50(cent) par value, as of April 1, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Documents from which portions              Parts of the Form 10-K
         are incorporated by reference              into which incorporated
         -----------------------------              -----------------------

1.       J. C. Penney Company, Inc.                 Part I, Part II, and
         1999 Annual Report to Stockholders         Part IV

2.       J. C. Penney Company, Inc.                 Part III
         2000 Proxy Statement

3.       J. C. Penney Funding Corporation           Part I and Part IV
         Form 10-K for fiscal year 1999

                                     PART I

1.       BUSINESS.

         J. C. Penney Company, Inc. ("Company") was founded by James Cash Penney in 1902. Incorporated in Delaware in 1924, the Company has grown to be a major retailer, operating approximately 1,140 JCPenney department stores in all 50 states, Puerto Rico, and Mexico. In addition, the Company operates 37 Renner department stores in Brazil. The major portion of the Company's business consists of providing merchandise and services to consumers through department stores, catalog departments, and the Internet. The Company markets predominantly family apparel, jewelry, shoes, accessories, and home furnishings. In addition, the Company, through its wholly-owned subsidiary, Eckerd Corporation ("Eckerd"), operates a chain of approximately 2,600 drugstores located throughout the Southeast, Sunbelt, and Northeast regions of the United States. The Company, through its wholly-owned subsidiary, J. C. Penney Direct Marketing Services, Inc., also has several subsidiaries which market life, health, accident and credit insurance as well as a growing portfolio of membership services to both domestic and international customers.

         The business of marketing merchandise and services is highly competitive. Although the Company is one of the largest department store and drugstore retailers in the United States, it has numerous competitors. Many factors enter into the competition for the consumer's patronage, including price, quality, style, service, product mix, convenience, and credit availability. The Company's annual earnings depend to a significant extent on the results of operations for the last quarter of its fiscal year. Sales for that period average in excess of 30 per cent of annual sales.

         In the normal course of its business, the Company accepts merchandise returns from customers. This policy, which has been in place for many years, is designed to enhance the customer's shopping experience and build customer loyalty. Although not material to the Company's results of operations or financial condition, the Company has established an allowance for estimated merchandise returns.

         Information about certain aspects of the business of the Company included under the captions of "Investments and Fair Value of Financial Instruments" (page 32) and "Segment Reporting" (page 40), which appear in the section of the Company's 1999 Annual Report to Stockholders entitled "Notes to the Consolidated Financial Statements", "Five Year Financial Summary" (page 41), "Five Year Operations Summary" (page 42), and "Supplemental Data (unaudited)" (pages 43 to 44), which appear in the Company's 1999 Annual Report to Stockholders on the pages indicated in the parenthetical references, is incorporated herein by reference and filed hereto as Exhibit 13 in response to
Item 1 of Form 10-K.

         In addition, information about J. C. Penney Funding Corporation, a wholly owned consolidated subsidiary of the Company, which appears in Item 1 of its separate Annual Report on Form 10-K for the fiscal year ended January 29, 2000, is incorporated herein by reference and filed hereto as Exhibit 99(a) in response to Item 1 of Form 10-K.

         SUPPLIERS. The Company purchases its merchandise from approximately 3,900 domestic and foreign suppliers, many of whom have done business with the Company for many years. In addition, Eckerd purchases merchandise and pharmaceuticals from approximately 4,500 suppliers, substantially all of which are domestic. The majority of Eckerd's suppliers have done business with Eckerd for many years. In addition to its Plano, Texas home office, the Company, through its international purchasing subsidiary, maintained buying offices in thirteen foreign countries and quality assurance inspection offices in an additional six foreign countries as of January 29, 2000.

         EMPLOYMENT. The Company and its consolidated subsidiaries employed approximately 291,000 persons as of January 29, 2000.

         ENVIRONMENT. Environmental protection requirements did not have a material effect upon the Company's operations during fiscal 1999. While management believes it unlikely, it is possible that compliance with such requirements will lengthen lead time in expansion plans and increase construction, and therefore operating, costs due in part to the expense and time required to conduct environmental and ecological studies and related remediation.

2.       PROPERTIES.

         At January 29, 2000, the Company operated 4,076 retail stores, comprised of 1,143 JCPenney department stores, 35 Renner department stores and 2,898 drugstores, in all 50 states, Puerto Rico, Brazil, and Mexico, of which 283 JCPenney department stores and 57 drugstores were owned. In addition, the Company owns six store locations that are leased to other tenants and not operated as units of the Company. The Company also operated six catalog fulfillment centers, of which five were owned, and owned two store distribution centers, eight drugstore distribution centers, J. C. Penney Direct Marketing Services, Inc. and Eckerd corporate offices, and the Company's home office facility and approximately 240 acres of property in Plano, Texas, adjacent to the facility. Information relating to certain of the Company's facilities included under the caption "Five Year Operations Summary", which appears on page 42 of the Company's 1999 Annual Report to Stockholders, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 2 of Form 10-K.

3.       LEGAL PROCEEDINGS.

         The Company has no material legal proceedings pending against it.

4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of stockholders during the fourth quarter of fiscal 1999.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list, as of April 1, 2000, of the names and ages of the executive officers of the Company and of the offices and other positions held by each such person with the Company. The terms of all executive officers will expire on May 19, 2000. There is no family relationship between any of the named persons.


                                       OFFICES AND OTHER POSITIONS
       NAME                               HELD WITH THE COMPANY                        AGE
-----------------------                ----------------------------                    ---
James E. Oesterreicher           Chairman of the Board and
                                       Chief Executive Officer; Director                58
Vanessa J. Castagna              Executive Vice President and Chief
                                       Operating Officer, JCPenney
                                       Stores, Merchandising and Catalog                49
Gary L. Davis                    Executive Vice President, Chief Human
                                       Resources and Administration
                                       Officer                                          56
David V. Evans                   Senior Vice President, Chief
                                       Information Officer                              54
John E. Fesperman                President and Chief Operating Officer,
                                       JCPenney Direct Marketing
                                       Services, Credit, International
                                       and Facilities Services                          54
Charles R. Lotter                Executive Vice President, Secretary
                                       and General Counsel                              62
Donald A. McKay                  Executive Vice President and
                                       Chief Financial Officer                          54
Michael W. Taxter                Senior Vice President, Director
                                       of JCPenney Stores                               48

----------

         Mr. Oesterreicher has served as Chairman of the Board since 1997 and as Chief Executive Officer since 1995. He served as Vice Chairman of the Board from 1995 to 1997. From 1992 to 1995, he served as President of JCPenney Stores and Catalog.

         Ms. Castagna was elected Executive Vice President and Chief Operating Officer of JCPenney Stores, Merchandising and Catalog, effective August 1, 1999. Prior to joining the Company, Ms. Castagna served as senior vice president and general merchandise manager for women's and children's accessories and apparel at Wal-

Mart Stores Division since 1996. Ms. Castagna's responsibilities at Wal-Mart also included product, trend, and brand development for family apparel. She joined Wal-Mart in 1994 as senior vice president and general merchandising manager for home decor, furniture, crafts and children's apparel. Prior to joining Wal-Mart, Ms. Castagna served in several senior level positions in the retailing industry, including senior vice president, general merchandising manager for women's and juniors for Marshalls stores, a division of TJX Companies and vice president, merchandising -- women's at Target Stores, a division of Dayton Hudson Corporation (now known as Target Corporation).

         Mr. Davis has served as Executive Vice President, Chief Human Resources and Administration Officer, since 1998 and served as Senior Vice President, Director of Human Resources and Administration from 1997 to 1998. From 1996 to 1997, he served as Senior Vice President and Director of Personnel and Administration. He was elected President of the Northwestern Region in 1992 and served in that capacity until 1996.

         Mr. Evans was elected Senior Vice President, Chief Information Officer, in 1997. Immediately prior to that, he served as Senior Vice President, Director of Information Systems and from 1995 to 1997 he served as Senior Vice President, Director of Planning and Information Systems. He was elected a Vice President in 1987 and served as Director of Information Systems from 1987 to 1995.

         Mr. Fesperman has served as President and Chief Operating Officer, JCPenney Direct Marketing Services, Credit, and Facilities Services since 1997 and, in 2000, added International to his areas of responsibility. Immediately prior to being elected to his current position, he served as Senior Vice President, Director of Planning, Facilities, and International Development and from 1996 to 1997 he served as Senior Vice President and Director of Support Services and Subsidiary Operations. He was elected a Vice President in 1993 and served as Director of Insurance from 1991 to 1996.

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

         Mr. Taxter has served as Senior Vice President, Director of JCPenney Stores, since 1999. In 1998, he was elected Senior Vice President and served as Director of Strategic Development. In 1995, he was elected Regional President and served as President of the South and Southeastern Region from 1996 to 1998. Prior to that, he served as Director of Coordination between 1993 and 1996.

                                     PART II

5.       MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded principally on the New York Stock Exchange, as well as on other exchanges in the United States. In addition, the Company has authorized 25 million shares of Preferred Stock, of which 743,259 shares of Series B ESOP Convertible Preferred Stock were issued and outstanding at January 29, 2000. Additional information relating to the Common Stock and Preferred Stock of the Company included under the captions "Consolidated Statements of Stockholders' Equity" (page 27), "Capital Stock" (page 33), and "Quarterly Data (Unaudited)" (page 41), which appear in the Company's 1999 Annual Report to Stockholders on the pages indicated in the parenthetical references, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 5 of Form 10-K.

6.       SELECTED FINANCIAL DATA.

         Information for the fiscal years 1995-1999 included in the "Five Year Financial Summary" on page 41 of the Company's 1999 Annual Report to Stockholders is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 6 of Form 10-K.

7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The discussion and analysis included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", which appears in the Company's 1999 Annual Report to Stockholders on pages 16 through 23 thereof, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 7 of Form 10-K.

7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company holds an interest rate swap with a notional principal amount of $375 million entered into in connection with the issuance of asset-backed certificates in 1990. This swap presents no material risk to the Company's results of operations.

8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Balance Sheets of the Company and subsidiaries as of January 29, 2000 and January 30, 1999, and the related Consolidated Statements of Income, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended January 29, 2000, appearing on pages 25 through 28 of the Company's 1999 Annual Report to Stockholders, together with the Independent Auditors' Report of KPMG LLP, independent certified public accountants, appearing on page 24 of the Company's 1999 Annual Report to Stockholders, the Notes to the Consolidated Financial Statements on pages 29 through 40, and the quarterly financial highlights ("Quarterly Data (unaudited)")appearing on page 41 thereof, are incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 8 of Form 10-K.

9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III*

10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.*

11.      EXECUTIVE COMPENSATION.*

12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT.*

13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.*


----------
         * Pursuant to General Instruction G to Form 10-K, the information called for by Items 10, with respect to directors of the Company (to the extent not set forth in Part I hereof), 11, 12, and 13 is incorporated by reference to the Company's 2000 Proxy Statement, which involves the election of directors, the final copy of which the Company filed with the Securities and Exchange Commission, pursuant to Regulation 14A, on April 14, 2000.


                                     PART IV

14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K.

     (a)(1) All Financial Statements. See Item 8 of this Annual Report on Form 10-K for financial statements incorporated by reference to the Company's 1999 Annual Report to Stockholders.

     (a)(2) Financial Statement Schedules. Schedule II (Valuation and Qualifying Accounts and Reserves) is attached on Page F-1. See Independent Auditors' Report of KPMG LLP, independent certified public accountants, appearing on page 12 of this Annual Report on Form 10-K.

     All other schedules have been omitted as they are inapplicable or not required under the rules, or the information has been submitted in the consolidated financial statements and related financial information included in the Company's 1999 Annual Report to Stockholders incorporated herein by reference and filed hereto as Exhibit 13.

     Separate financial statements are filed for J. C. Penney Funding Corporation, a wholly owned consolidated subsidiary, in its separate Annual Report on Form 10-K for the 52 weeks ended January 29, 2000, which financial statements, together with the Independent Auditors' Report of KPMG LLP thereon, are incorporated herein by reference and filed hereto as
Exhibit 99(b).

     (a)(3) Exhibits. See separate Exhibit Index on pages G-1 through G-9.

     (b) Current Reports on Form 8-K. During the last quarter of the period covered by this Annual Report on Form 10-K, the Company filed a Current Report on Form 8-K (Item 2 - Acquisition or Disposition of Assets, Item 7 - Financial Statements and Exhibits) dated December 6, 1999.

     (c) Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form is filed as part of the separate Exhibit Index on pages G-1 through G-9 and specifically identified as such beginning on page G-4.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              J. C. PENNEY COMPANY, INC.
                                                       (Registrant)



                                              By: /s/ D. A. MCKAY
                                                 ----------------------------
                                                  D. A. McKay
                                                  Executive Vice President
                                                  and Chief Financial Officer



Dated:  April 25, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURES                       TITLE                                DATE
     ----------                       -----                                ----
J. E. OESTERREICHER*       Chairman of the Board and                   April 25, 2000
--------------------       Chief Executive Officer
J. E. Oesterreicher        (principal executive officer);
                           Director

/s/ D. A. MCKAY            Executive Vice President and                April 25, 2000
--------------------       Chief Financial Officer
D. A. McKay                (principal financial officer)

W. J. ALCORN*              Vice President and Controller               April 25, 2000
--------------------       (principal accounting officer)
W. J. Alcorn

M. A. BURNS*               Director                                    April 25, 2000
--------------------
M. A. Burns

T. J. ENGIBOUS*            Director                                    April 25, 2000
--------------------
T. J. Engibous

K. B. FOSTER*              Director                                    April 25, 2000
--------------------
K. B. Foster

V. E. JORDAN, JR.*         Director                                    April 25, 2000
--------------------
V. E. Jordan, Jr.

J. C. PFEIFFER*            Director                                    April 25, 2000
--------------------
J. C. Pfeiffer

A. W. RICHARDS*            Director                                    April 25, 2000
--------------------
A. W. Richards

F. SANCHEZ-LOAEZA*         Director                                    April 25, 2000
--------------------
F. Sanchez-Loaeza

C. S. SANFORD, JR.*        Director                                    April 25, 2000
--------------------
C. S. Sanford, Jr.

R. G. TURNER*              Director                                    April 25, 2000
--------------------
R. G. Turner

*By: /s/ D. A. MCKAY
--------------------
     D. A. McKay
     Attorney-in-fact


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors of
J. C. Penney Company, Inc.:


Under date of February 24, 2000, we reported on the consolidated balance sheets of J. C. Penney Company, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended January 29, 2000, as contained in the 1999 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Company's Annual Report on Form 10-K for the 1999 fiscal year. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in Item 14(a)(2) of the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                 /s/ KPMG LLP



Dallas, Texas
February 24, 2000

                                                                                                      Schedule II

                                          J. C. PENNEY COMPANY, INC.
                                              AND SUBSIDIARIES

                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                            (Amounts in millions)



--------------------------------------------------------------------------------------------------
                                                          52 Weeks       52 Weeks       53 Weeks
                                                           Ended          Ended           Ended
                                                         January 29,    January 30,    January 31,
Description                                                2000           1999            1998
--------------------------------------------------------------------------------------------------

RESERVES DEDUCTED FROM ASSETS

Allowance for doubtful accounts (1)
      Balance at beginning of period                     $  118         $  105           $   77
      Additions charged to costs and
         expenses                                           105            241              249
      Deductions of write-offs, less
         recoveries                                        (147)          (228)            (221)
      Reduction in reserves related
         to the sale of the bank
         receivables portfolio                              (76)             -                -
                                                         -------        -------          -------

      Balance at end of period                           $    -         $  118           $  105
                                                         =======        =======          =======


       (1) Excludes amounts related to the Company's retained interest in JCP Master Credit Card Trust.




Other reserves
      Valuation reserve - retained interest
          in JCP Master Credit Card Trust                $    -         $   15           $   40
      Other receivables                                      20             33               32
      Other charges, net                                     86            110              216
                                                         -------        -------          -------

                                                         $  106         $  158           $  288
                                                         =======        =======          =======


                                  EXHIBIT INDEX
     EXHIBIT
     -------

3.   (i)   ARTICLES OF INCORPORATION Restated Certificate of Incorporation of
           the Company, as amended (incorporated by reference to Exhibit 3(i) to Company's Annual Report on Form 10-K for the 52 week period ended January 30, 1999*).

     (ii)  BYLAWS Bylaws of Company, as amended to February 9, 2000.

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

     (j) Amendment and Restatement Agreement to 364-Day Revolving Credit Agreement, dated as of October 1, 1999, among J. C. Penney Company, Inc., J. C. Penney Funding Corporation, the Lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, Salomon Smith Barney Inc., as Syndication Agent, and Bank of America, N.A. and Credit Suisse First Boston, as Co-Documentation Agents (incorporated by reference to Exhibit 4(a) to J. C. Penney Funding Corporation's Quarterly Report on Form 10-Q for the 39 weeks ended October 30, 1999, SEC File No. 1-4947-1).

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

10.  MATERIAL CONTRACTS

     i)   OTHER THAN COMPENSATORY PLANS OR ARRANGEMENTS

     (a) Loan Agreement dated as of January 28, 1986 between Company and J. C. Penney Funding Corporation (incorporated by reference to Exhibit 4 to Company's Current Report on Form 8-K, Date of Report - January 28, 1986*).

     (b) Amendment No. 1 to Loan Agreement dated as of January 28, 1986 between Company and J. C. Penney Funding Corporation (incorporated by reference to Exhibit 1 to Company's Current Report on Form 8-K, Date of Report - December 31, 1986*).

     (c) Amendment No. 2 to Loan Agreement dated as of January 28, 1986 between Company and J. C. Penney Funding Corporation (incorporated by reference to Exhibit 10(i)(e) to Company's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

     (d) Personal Services Agreement dated as of February 12, 1997 between Company and W. R. Howell (incorporated by reference to Exhibit 10(i)(f) to Company's Annual Report on Form 10-K for the 52 weeks ended January 25, 1997*).

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

     (f) March 1998 Amendment to Supplemental Retirement Program for Management Profit-Sharing Associates of J. C. Penney Company, Inc. (incorporated by reference to Exhibit 10(ii)(f) to Company's Annual Report on Form 10-K for the 52 weeks ended January 30, 1999*).

     (g) January 1999 Amendment to Supplemental Retirement Program for Management Profit-Sharing Associates of J. C. Penney Company, Inc. (incorporated by reference to Exhibit 10(ii)(g) to Company's Annual Report on Form 10-K for the 52 weeks ended January 30, 1999*)

     (h) July 14, 1999 Amendment to Supplemental Retirement Program for Management Profit-Sharing Associates of J. C. Penney Company, Inc. (incorporated by reference to Exhibit 10(b) to Company's Quarterly Report on Form 10-Q for the 13 and 26 weeks ended July 31, 1999*).

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

     (r) J. C. Penney Company, Inc. Deferred Compensation Plan as amended through July 14, 1993 (incorporated by reference to Exhibit 10(a) to Company's Quarterly Report on Form 10-Q for the 13 and 26 week periods ended July 31, 1993*).

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

     (aa) December 1998 Amendment of J. C. Penney Company, Inc. Benefit Restoration Plan (incorporated by reference to Exhibit 10(ii)(aa) to Company's Annual Report on Form 10-K for the 52 weeks ended January 30, 1999*).

     (ab) January 1999 Amendment to J. C. Penney Company, Inc. Benefit Restoration Plan (incorporated by reference to Exhibit 10(ii)(ab) to Company's Annual Report on Form 10-K for the 52 weeks ended January 30, 1999*).

     (ac) July 14, 1999 Amendment to J. C. Penney Company, Inc. Benefit Restoration Plan (incorporated by reference to Exhibit 10(c) to Company's Quarterly Report on Form 10-Q for the 13 and 26 weeks ended July 31, 1999*).

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

     (af) November 1997 Amendment to Supplemental Term Life Insurance Plan for Management Profit-Sharing Associates of J. C. Penney Company, Inc. (incorporated by reference to Exhibit 10(ii)(af) to Company's Annual Report on Form 10-K for the 53 weeks ended January 31, 1998*).

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

     (ak) J. C. Penney Company, Inc. Mirror Savings Plan I and II as amended through January 1, 1999 (incorporated by reference to Exhibit 10(ii)(aj) to Company's Annual Report on Form 10-K for the 52 weeks ended January 30, 1999*).

     (al) July 14, 1999 Amendment to J. C. Penney Company, Inc. Mirror Savings Plan I and II (incorporated by reference to Exhibit 10(d) to Company's Quarterly Report on Form 10-Q for the 13 and 26 weeks ended July 31, 1999*).

     (am) J. C. Penney Company, Inc. 1999 Separation Allowance Program for Profit-Sharing Management Associates, effective July 14, 1999, as amended September 8, 1999 (incorporated by reference to Exhibit 10(a) to Company's Quarterly Report on Form 10-Q for the 13 and 26 weeks ended July 31, 1999*).

     (an) J. C. Penney Company, Inc. Mirror Savings Plan III, effective August 1, 1999 (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the 13 and 39 weeks ended October 30, 1999*).

     (ao) Employment Agreement dated as of August 1, 1999 (incorporated by reference to Exhibit 10(b) to Company's Quarterly Report on Form 10-Q for 13 and 39 weeks ended October 30, 1999*).

     (ap) Form of Severance Agreement.

     (aq) January 2000 Amendments to Mirror Savings Plans I, II, and III.

*  SEC file number 1-777

11.  STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

     Computation of Net Income Per Common Share.

12.  STATEMENT RE: COMPUTATION OF RATIOS

     (a) Computation of Ratios of Available Income to Combined Fixed Charges and Preferred Stock Dividend Requirement.
     (b)  Computation of Ratios of Available Income to Fixed Charges.

13.  ANNUAL REPORT TO SECURITY HOLDERS

     Excerpt from Company's 1999 Annual Report to Stockholders.

21.  SUBSIDIARIES OF THE REGISTRANT

     List of certain subsidiaries of the Company at April 1, 2000.

23.  INDEPENDENT AUDITORS' CONSENT

24.  POWER OF ATTORNEY

27.  FINANCIAL DATA SCHEDULE

     (a) Financial Data Schedule for the 52 week period ended January 29, 2000.

     (b) Restated Financial Data Schedule for the 52 week period ended January 30, 1999.

     (c) Restated Financial Data Schedule for the 53 week period ended January 31, 1998.

99.  ADDITIONAL EXHIBITS

     (a) Item 1 of J. C. Penney Funding Corporation Annual Report on Form 10-K for the 52 weeks ended January 29, 2000 (incorporated by reference to J. C. Penney Funding Corporation Annual Report on Form 10-K for the 52 weeks ended January 29, 2000 filed concurrently herewith, SEC File No. 1-4947-1).

     (b)  Excerpt from J. C. Penney Funding Corporation Annual Report.