Form 10-Q
period 2000-04-29
PENNEY J C CO INC
filed 2000-06-13
CIK 77182

                          SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D. C.
                                        20549

                                   _______________

                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                                   _______________

     For the 13 week period                       Commission file number 1-777
     ended April 29, 2000

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

     261,558,513 shares of Common Stock of 50c par value, as of May 30, 2000.

     PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS.

     The following interim financial information is unaudited but, in the opinion of the Company, includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. Certain prior year amounts have been reclassified to conform with the current year presentation. The financial information should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the 52 weeks ended January 29, 2000.

     Statements of Income
     (Amounts in millions except per share data)
                                                         13 weeks ended
                                                    _______________________
                                                      Apr. 29,     May 1,
                                                       2000        1999
                                                    _________   ___________

     Retail sales, net                              $  7,440     $  7,258
     Direct Marketing revenue                            288          274
                                                    _________    _________
     Total revenue                                     7,728        7,532
                                                    _________    _________

     Costs and expenses
       Cost of goods sold, occupancy, buying,
         and warehousing costs                         5,549        5,292
       Selling, general, and administrative
         expenses                                      1,754        1,692
       Costs and expenses of Direct Marketing            228          219
       Corporate and other unallocated                     6           (9)
       Net interest expense and credit
         operations (1)                                  114           34
       Acquisition amortization                           37           37
       Other charges and credits, net                    232           --
                                                    _________    _________

     Total costs and expenses                          7,920        7,265
                                                    _________    _________

     Income/(loss) before income taxes                  (192)         267
     Income taxes                                        (74)         100
                                                    _________    _________

     Net income/(loss)                              $   (118)    $    167
                                                    =========    =========

     Earnings/(loss) per common share:

     Net income/(loss)                              $   (118)    $    167
     Less: preferred stock dividends                      (8)          (9)
                                                    _________     ________
     Earnings/(loss) for Basic EPS                      (126)         158
     Stock options and convertible
       preferred stock                                     8            9
                                                   __________     ________
          Earnings/(loss) for Diluted EPS           $   (118)    $    167

     Shares
     Average shares outstanding
     (used for Basic EPS)                                261          256
     Common stock equivalents                             15           16
                                                    _________     ________
     Average Diluted shares outstanding                  276          272

     Earnings/(loss) per share:
     Basic                                          $  (0.48)    $  0.62
     Diluted                                           (0.48)(2)    0.61


     (1) 1999 includes a $5 million pre-tax gain, or one cent per share after tax, on the early extinguishment of Eckerd Corporation's 9.25 percent Notes.
     (2) Calculation excludes the effects of the assumed conversion of outstanding preferred shares, and related dividends, because their inclusion would have an anti-dilutive effect on EPS.

     Balance Sheets
     (Amounts in millions)

                                                 Apr. 29,    May 1,     Jan. 29,
                                                   2000       1999        2000
                                                 ________  __________   ________

     ASSETS

     Current assets

       Cash and short-term investments
         of $588, $168, and $1,233               $    628   $    168   $  1,233
       Retained interest in JCP Master
         Credit Card Trust                             --        250         --
       Receivables, net                             1,072      4,165      1,138
       Merchandise inventories                      5,896      6,078      5,947
       Prepaid expenses and other                     415        180        154
                                                 ________   ________   _________

          Total current assets                      8,011     10,841      8,472

     Properties, net of accumulated
          depreciation of $3,012, $2,889,
          and $2,883                                5,155      5,462      5,312

     Investments, principally held by
          Direct Marketing                          1,599      2,010      1,827

     Deferred policy acquisition costs                950        871        929

     Goodwill and other intangible assets
          net of accumulated amortization
          of $374, $258, and $340                   3,012      3,237      3,056

     Other assets                                   1,272      1,237      1,292
                                                 ________   ________   ________
                                                 $ 19,999   $ 23,658   $ 20,888
                                                 ========   =========  =========

                                         -3-
     Balance Sheets
     (Amounts in millions)
                                                 Apr. 29,    May 1,     Jan. 29,
                                                   2000       1999        2000
                                                 ________  __________   ________

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
       Accounts payable and accrued expenses     $  3,235   $  3,259   $  3,351
       Short-term debt                                 18      1,995        330
       Current maturities of long-term debt           550        550        625
       Deferred taxes                                 167        120        159
                                                 ________   ________   ________
         Total current liabilities                  3,970      5,924      4,465

     Long-term debt                                 5,593      6,821      5,844

     Deferred taxes                                 1,378      1,552      1,461

     Insurance policy and claims reserves           1,036        967      1,017

     Other liabilities                                988        912        873
                                                  ________   ________   ________
         Total liabilities                         12,965     16,176     13,660

     Stockholders' equity
     Capital stock
       Preferred stock, without par value:
         Authorized, 25 million shares -
         issued and outstanding, 0.7, 0.8,
         0.7 million shares of Series B
         ESOP convertible preferred                   430        464        446
       Common stock, par value 50c:
         Authorized, 1,250 million shares -
         issued, 261, 260, and 261 million
         shares                                     3,275      3,219      3,266
                                                  ________   ________   ________

     Total capital stock                            3,705      3,683      3,712
                                                  ________   ________   ________


     Reinvested earnings
       At beginning of year                         3,590      3,791      3,791
       Net income                                    (118)       167        336
       Common stock dividends declared                (75)      (143)      (500)
       Preferred stock dividends
         declared, net of tax                          --        --         (37)
                                                  ________   _______    ________
       Reinvested earnings at end of
         period                                     3,397     3,815       3,590

     Accumulated other comprehensive loss             (68)      (16)        (74)
                                                  ________  ________    ________

     Total stockholders' equity                     7,034      7,482      7,228
                                                  ________   ________   ________
                                                 $ 19,999   $ 23,658   $ 20,888
                                                 ========  =========  =========




     The accumulated balances for net unrealized changes in debt and equity securities were ($10), $51, and ($11), and for currency translation adjustments were ($58), ($67), and ($63) as of the respective dates shown. Net unrealized changes in investment securities are shown net of deferred taxes of ($4), $29, and ($5), respectively. A deferred tax asset has not been established for currency translation adjustments.

     Statements of Cash Flows
     (Amounts in millions)
                                                         13 weeks ended
                                                    _______________________
                                                      Apr. 29,     May 1,
                                                       2000        1999
                                                    _________   ___________

     Operating activities

     Net income/(loss)                              $  (118)   $   167
     Other charges and credits, net                     232         --
     Depreciation and amortization, including
         intangible assets                              185        177
     Deferred taxes                                     (76)        49
     Change in cash from:
         Customer receivables                            --        413
         Other receivables                               66       (123)
         Inventories, net of trade payables             179          1
         Current taxes payable                           (5)        38
         Other assets and liabilities, net             (199)      (120)
                                                   _________  _________
                                                        264        602
                                                   _________  _________

     Investing activities

     Capital expenditures                              (131)      (146)
     Purchases of investment securities                (161)      (307)
     Proceeds from sales of investment securities       143        229
     Proceeds from the sale of bank receivables          --         22
                                                   _________  _________
                                                       (149)      (202)
                                                   _________  _________

     Financing activities

     Change in short-term debt                         (312)        15
     Payments of long-term debt                        (327)      (210)
     Common stock issued, net                            (7)         3
     Dividends paid, preferred and common               (74)      (136)
                                                   _________  _________
                                                       (720)      (328)
                                                   _________  _________

     Net increase/(decrease) in cash and short-term
       investments                                     (605)        72

     Cash and short-term investments at beginning
       of year                                        1,233         96
                                                   _________  _________

     Cash and short-term investments at end of
       first quarter                               $    628   $    168
                                                   =========  =========

     Non-cash transactions: On March 1, 1999, the Company issued 9.6 million shares of common stock to complete the acquisition of Genovese Drug Stores, Inc. The total value of the transaction, including debt assumed and conversion of options for Genovese common stock to options for JCPenney common stock, was $414 million.

     Notes to Interim Financial Information

          1) Other Charges and Credits, net

     During the first quarter of 2000, the Company recorded a pre-tax charge of $232 million related to restructuring programs, principally the closing of underperforming JCPenney and Eckerd stores. The charge consisted of $115 million related to the closing of approximately 45 JCPenney stores, $106 million related to the closing of 289 Eckerd drugstores, and $11 million related to workforce reductions.

     JCPenney Store Closings - The Company reviewed its portfolio of department
     _______________________
     stores and support facilities and, in the first quarter, finalized a plan to close approximately 45 underperforming stores. These stores generated sales of approximately $450 million and incurred operating losses of approximately $20 million in fiscal 1999. The charge was comprised of asset write-downs ($60 million) and an accrual for the present value of future lease obligations ($45 million), and severance and outplacement ($10 million). Reserves for future lease obligations are calculated net of assumed sublease income. Three of the targeted stores were closed and sold in transactions that were completed by the end of the first quarter. An asset impairment charge of $33 million was recorded for the three sold locations in the fourth quarter of 1999 in accordance with the provisions of FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for
                     __________________________________________________________
     Long-Lived Assets to be Disposed Of. The sales generated cash proceeds of
     ___________________________________
     $36 million, which approximated the Company's carrying value of the fixed assets at the sales date. The majority of the remaining stores are scheduled to close by the end of June, and all stores are scheduled to close in fiscal 2000. Store closing plans anticipated that approximately 1,800 store employees would be impacted by the store closings. During the quarter, 144 store employees were terminated, resulting in payments of $0.2 million for severance and outplacement benefits.

     Eckerd Drugstore Closings - In the first quarter, the Company finalized a
     _________________________
     plan to close 289 underperforming drugstores. These stores, which lacked strategic fit within the drugstore segment, were generally smaller, low-volume stores that were former independent stores or parts of chains acquired over the last several years. These stores generated sales and operating losses of approximately $650 million and $30 million, respectively, in fiscal 1999. The first quarter charge of $106 million consisted of an accrual for the present value of future lease obligations ($90 million), severance and outplacement ($4 million), and other exit costs ($16 million), offset by a $4 million net gain on the disposal of fixed/intangible assets. An asset impairment charge of $110 million was recorded for these locations in the fourth quarter of 1999 in accordance with FAS No. 121. As of the end of the first quarter, 257 of the stores had been closed, with the majority of the remaining stores scheduled for closing in the second quarter. All stores are scheduled to close by the end of the first quarter of fiscal 2001. During the first quarter, 475 store employees were terminated and paid $1.1 million in severance and outplacement benefits as a result of the store closings. Store closing plans anticipated that approximately 1,200 store employees would be impacted by the store closings.

     In addition to the store closing costs recorded in other charges and credits, net, Eckerd segment operating results include $78 million in other exit related activities. This amount consists of $66 million related to inventory liquidation losses and shrinkage and $12 million for incremental store operating costs incurred during the closing process.

     Other Workforce Reductions - During the first quarter, the Company
     __________________________

     finalized a plan to eliminate approximately 430 positions company-wide and recorded a charge of $11 million for severance and outplacement benefits. All affected employees were notified by the end of the first quarter. Approximately $2 million in benefits were paid in the first quarter. The majority of the terminations will occur in the second quarter.


     2) Restructuring Reserves

     Year 2000 Charges:
     __________________

     As described in Note 1, the Company established reserves in the first quarter of 2000 related to the present value of future lease obligations, severance and outplacement benefits, and other exit costs related to the closing of JCPenney stores and Eckerd drugstores. The status of the reserves at the end of the first quarter are shown in the table below:

                                                      1st Qtr 2000
                                                      Cash     Other    Reserve
     ($ in millions)                     Expense    Outlays   Changes   Balance
                                       _________________________________________

     Department stores and catalog
     _____________________________
     FAS 121 asset impairments           $    60    $  --     $  (60)   $  --
     Future lease obligations                 45       --         --       45
     Severance and outplacement               10       --         --       10

     Eckerd drugstores
     _________________
     Future lease obligations                 90       --         --       90
     Severance and outplacement                4       (1)        --        3
     Other exit costs                         16       (1)        --       15
     Net gain on the disposal of assets       (4)      --          4       --

     Workforce Reduction Program
     ___________________________
     Severance and outplacement               11       (2)        --        9
                                         _______    ______    _______  ______
     Total                               $   232    $  (4)    $  (56)   $ 172
                                         _______    ______    _______   _____

     Prior Year Charges:
     ___________________

     During 1996 and 1997, the Company recorded charges principally related to drugstore integration activities, department store closings and FAS 121 impairments, and early retirement and reduction in force programs. The following table provides a roll forward of reserves that were established for certain of these charges. The schedules, and the accompanying discussion, provide the status of the reserves as of April 29, 2000.

                                               1999                1st Qtr 2000
                                            Year End          Cash      Ending
     ($ in millions)                         Reserve        Outlays    Balance
                                          ______________________________________

     Department stores and catalog
     _____________________________
     Future lease obligations             $     8           $   (1)    $    7

     Eckerd drugstores
     _________________
     Future obligations, primarily leases      78               (2)        76
     Allowance for notes receivable            25               --         25
                                          ________          _______     ______

     Total                                $   111           $   (3)    $  108
                                          ========          =======    ======

     Reserve balances are reflected on the consolidated balance sheets as a component of accounts payable and accrued expenses except for the allowance for notes receivable, which is included as a reduction of other assets.


     Department stores and catalog - In 1997 the Company identified a number of
     _____________________________
     department stores that did not meet profit objectives, as well as certain support facilities that were no longer needed. All such locations were closed by the end of fiscal 1998. The closing plan anticipated that the Company would remain liable for future lease obligations, and accordingly a reserve was established for the present value of those obligations. During the first quarter of 2000, this reserve was reduced by $0.6 million as a result of lease payments.

     Eckerd drugstores - In 1996 and 1997, the Company identified a number of
     _________________
     drugstore locations that would be closed or divested as a result of acquisition activities. These stores generally represented overlapping and underperforming locations. Accordingly, reserves were established for the present value of future lease obligations, as well as pending litigation and other miscellaneous charges, each individually insignificant. During the first quarter of 2000, these reserves were reduced by $2 million as a result of lease payments.

     In addition, Eckerd financed a portion of the sale of certain divested drugstore locations through a note receivable for $33 million. A reserve for 75 percent of the note was established due to significant constraints on the Company's ability to collect on the note. No adjustments have been made to the allowance since it was established.


     3) Earnings Per Share

     At April 29, 2000, 716 thousand shares of preferred stock, which are convertible into 14.3 million common shares, were issued and outstanding. These potential common shares, and the related dividend, were excluded from the calculation of diluted earnings per share for the 13 weeks ended April 29, 2000 because their inclusion would have had an anti-dilutive effect on the calculation.

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Financial Condition
     ___________________

     Merchandise inventories on a FIFO basis totaled $6,178 million at the end of the first quarter compared with $6,318 million at the end of last year's first quarter. Inventories for department stores and catalog were down approximately six percent for comparable stores from the prior year and totaled $3,896 million at April 29, 2000 as compared with $4,016 million at the end of last year's first quarter. The decline in stores and catalog inventory levels is the result of continued emphasis on reducing the number of weeks of inventory on hand, thus improving inventory productivity. Eckerd drugstore inventories totaled $2,282 million compared with $2,302 million last year. The decrease in drugstore inventory levels is principally related to the closing of 257 underperforming drugstores. The current cost of inventories exceeded the LIFO basis amount carried on the balance sheet by approximately $282 million at April 29, 2000, $270 million at January 29, 2000, and $239 million at May 1, 1999.

     Properties, net of accumulated depreciation, totaled $5,155 million at April 29, 2000 compared with $5,462 million at the end of last year's first quarter. First quarter 2000 balances reflect an asset impairment charge of $60 million related to the closing of underperforming JCPenney stores and Eckerd drugstores.

     Goodwill and other intangible assets, net, totaled $3,012 million compared with $3,237 million as of May 1, 1999. Approximately $303 million in intangible assets and goodwill associated with the Genovese acquisition was recorded in the first quarter of 1999.

     At April 29, 2000 the consolidated balance sheet included reserves related to restructuring activities totaling $280 million, including $172 million related to current year activities. Of this amount, $255 million is included as a component of accounts payable and accrued expenses and $25 million is reflected as a reduction to other assets. These reserves were established in connection with store closing programs and other restructuring activities recorded in the first quarter of 2000 as well as in 1997 and 1996. The reserves are related primarily to future lease obligations, severance and outplacement benefits, and other exit costs associated with store closings, and to a note receivable entered into in connection with the divestiture of certain drugstores, respectively. Prior year reserves were reduced by $3 million in the first quarter of 2000 as a result of lease payments. See the discussion under the caption other charges and credits, net, and Note 1 to the interim financial statements for additional discussion about the charges recorded in the first quarter of 2000.

     During the first quarter of 2000, the Company redeemed approximately $325 million principal amount of 6.95 percent notes at the normal maturity date and reduced its outstanding commercial paper balances by an additional $300 million. Funding for these redemptions was provided by the proceeds from the sale of the Company's proprietary credit card portfolio to General Electric Capital Corporation (GE Capital) in December 1999. Short-term investments, including approximately $249 million in asset-backed securities that will mature in June 2000, shown as a component of prepaid assets and other, totaled $837 million at the end of the quarter and will generally be used to pay down long-term debt as it matures. In recent weeks, the Company's long-term debt ratings have been adjusted downward while commercial paper ratings were reaffirmed. Long-term debt is rated Baa2 by Moody's Investors Service and BBB by both Standard and Poor's Corporation and Fitch Investors Service. The Company's commercial paper is rated P2, A2 and F2 by the three rating agencies, respectively.

     A quarterly dividend of 28 3/4 cents per share on the Company's outstanding common stock was paid on May 1, 2000, to stockholders of record on April 10, 2000.




     Results of Operations
     _____________________

     Consolidated operating results
     ($ in millions)
                                                             13 weeks ended
                                                           ___________________
                                                           Apr. 29,       May 1,
                                                             2000         1999
                                                           ________    _________

     Operating profit/(loss) by segment
       Department stores and catalog                       $   167    $   145
       Eckerd drugstores                                       (30)       129
       Direct marketing                                         60         55
                                                          _________   ________

       Total segments                                          197        329

     Corporate and other unallocated                            (6)         9
     Net interest and credit operations                       (114)       (34)
     Acquisition amortization                                  (37)       (37)
     Other charges and credits, net                           (232)        --
                                                           ________   _________
     Income/(loss) before income taxes                        (192)       267
     Income taxes                                               74       (100)
                                                           ________   ________
     Net income/(loss)                                     $  (118)   $   167
                                                           ========   ========



     The Company experienced a net loss of $118 million, or 48 cents per share, in the first quarter compared to net income of $167 million, or 61 cents per share in last years period. Current year results include the effect of non-comparable items totaling $324 million, or 76 cents per share, related to the Company's previously announced restructuring initiatives, principally the closing of underperforming JCPenney stores and Eckerd drugstores, as well as the restructuring of the Company's merchandising
     processes and organization   the Company's ACT initiative. The following
     table provides a reconciliation between net income and income before the effects of non-comparable items for this year's first quarter:


                                                       1st quarter 2000
                                             ___________________________________

     ($ in millions, except EPS)              Pre-tax     After-tax       EPS
                                             _________   ___________   _________


     Net loss                                 $ (192)      $  (118)     $ (0.48)

     Other charges and credits, net              232           142         0.54
     Closing activities in
         Eckerd segment results                   78            49         0.19
     ACT expenses in corporate and
         other unallocated                        14             9         0.03
                                              _______      ________     ________

     Earnings before the effects
         of non-comparable items              $  132       $    82      $  0.28

     Earnings before the effects of non-comparable items declined from the prior year principally as a result of erosion in drugstore operating profits, primarily due to declines in gross margin, and to the effects of the sale of the Company's proprietary credit card portfolio to GE Capital in December of 1999. The sale of the credit card portfolio had the effect of shifting earnings from the first half of the year to the second half due primarily to the unusually strong credit results in 1999. In addition, the sale shifted the earnings stream on the Company's proprietary credit card to follow sales volumes rather than account balances. The effect of the credit sale was a reduction of approximately 13 cents per share in this year's first quarter.


     Segment Operating Results

     Department Stores and Catalog
     ______________________________
                                                         13 weeks ended
                                                   _______________________
                                                     Apr. 29,     May 1,
                                                       2000        1999
                                                   _________   ___________

     ($ in millions)
     Retail sales, net                              $ 4,108    $ 4,211
     Cost of goods sold                              (2,775)    (2,886)
     SG&A expenses                                   (1,166)    (1,180)
                                                    ________   ________
     Operating profit (1)                           $   167    $   145


     Sales percent increase/(decrease)
       Total department stores                         (3.1)      (1.5)
       Comparable stores                               (3.1)      (0.5)
       Catalog                                         (0.5)       8.1
     Ratios as a percent of sales:
     Gross margin                                      32.5       31.5
     SG&A expenses                                     28.4       28.0
     Operating profit                                   4.1        3.5
     EBITDA (2)                                         6.4        8.6


     1) Operating profit represents pre-tax income before net interest expense, corporate and other unallocated, acquisition amortization, and other charges and credits, net. Operating profit in 1999 is shown before the effects of credit revenue net of related operating costs.

     2) Earnings before interest, income taxes, depreciation and amortization. 1999's EBITDA includes finance revenue, net of related operating costs. EBITDA is provided as an alternative assessment of operating performance and is not intended to be a substitute for GAAP measurements; calculations may be different for other companies.


     Segment profit for department stores and catalog was $167 million in this year's first quarter compared with $145 million last year. The improvement was principally related to better gross margins as a result of planned reductions in clearance and promotional markdowns. Sales in department stores declined by 3.1 percent for comparable stores (those stores open at least 12 months) while catalog sales declined 0.5 percent from a year ago. Internet sales, which are reported as a component of catalog sales, performed very well, increasing to approximately $47 million in this year's quarter compared with $6 million last year. Sales continue to be led by private brand merchandise, in particular The Original Arizona Jean Co. (registered trademark) which generated strong double digit sales gains in the quarter. Gross margin as a percent of sales improved by 100 basis points compared with last year, primarily as a result of lower markdowns. SG&A expenses declined in the first quarter despite additional spending in this year's first quarter on internet infrastructure. Due to the decline in sales volumes, however, SG&A expenses increased as a percent of sales.


     Eckerd Drugstores
     _________________
                                                         13 weeks ended
                                                    ______________________
                                                      Apr. 29,     May 1,
                                                       2000        1999
                                                    _________   __________
     ($ in millions)
     Retail sales, net                              $ 3,332    $  3,047
     Cost of goods sold                              (2,774)     (2,406)
     SG&A expenses                                     (588)       (512)
                                                    ________    ________
     Operating profit/(loss) (1)                    $   (30)    $   129


     Sales percent increase
       Total                                            9.4        18.8
       Comparable stores                                6.9        12.3
     Ratios as a percent of sales:
     FIFO gross margin                                 17.1        21.4
     LIFO gross margin                                 16.7        21.0
     SG&A expenses                                     17.6        16.8
     Operating profit                                  (0.9)        4.2
     EBITDA (2)                                         0.7         5.6

     Ratios as percent of sales, excluding the
        effects of store closing activities:
     FIFO gross margin                                 19.1        21.4
     LIFO gross margin                                 18.7        21.0
     SG&A expenses                                     17.3        16.8
     Operating profit                                   1.4         4.2
     EBITDA (2)                                         3.0         5.6

     1) Operating profit represents pre-tax income before net interest expense, corporate and other unallocated, acquisition amortization, and other charges and credits, net.

     2) Earnings before interest, income taxes, depreciation and amortization. EBITDA is provided as an alternative assessment of operating performance and is not intended to be a substitute for GAAP measurements; calculations may be different for other companies.



     Eckerd experienced a segment loss of $30 million in the first quarter compared with segment income of $129 million in last year's first quarter. This year's results were negatively impacted by the effects of $78 million in costs related to the closing of underperforming drugstores. This amount consists of $66 million for the liquidation of merchandise, including shrinkage, which is reported as a component of cost of goods sold, and $12 million for incremental closing costs that are reported as a component of SG&A expenses. Sales for the quarter increased by 9.4 percent. Comparable store sales increased 6.9 percent in the first quarter, with pharmacy sales increasing by 11.5 percent; front-end sales were essentially flat. Excluding the effects of liquidation activities, gross margin declined by 230 basis points as a percent of sales. The decline in gross margin is related primarily to three factors:
     1) an increase in the shrinkage run rate, 2), the continued shift in pharmacy sales to managed care programs which carry lower margins and 3) declines in both pharmacy and front-end gross margins as a result of a milder flu and cold season that resulted in fewer purchases of over-the-counter cold medicines and other convenience items that carry higher margins. Managed care represents about 88 percent of pharmacy sales, up from 86 percent in last year's first quarter. Gross margin includes a $12 million LIFO charge in both years. Excluding incremental store closing costs, SG&A expenses increased by 50 basis points as a percent of sales. The increase was principally related to higher expenses associated with the opening of 42 new and relocated stores in the first quarter.


     Direct Marketing
     ________________
                                                         13 weeks ended
                                                    ______________________
                                                      Apr. 29,     May 1,
                                                       2000        1999
                                                    _________   __________
     ($ in millions)
     Insurance premiums                             $   238    $    231
     Membership fees                                     25          21
     Investment income                                   25          22
                                                    ________    ________
     Total revenue                                      288         274
     Claims and benefits                                (99)        (98)
     Deferred acquisition costs                         (59)        (53)
     Other operating expenses                           (70)        (68)
                                                    ________    ________
     Operating profit (1)                           $    60    $     55

     Revenue, percent increase                          5.1        11.4
     Operating profit as a percent
        of revenue                                     20.8        20.1


     1) Operating profit represents pre-tax income before net interest expense, corporate and other unallocated, acquisition amortization, and other charges and credits, net.

     Operating profit totaled $60 million for the quarter, an increase of 9.1 percent from last year. Segment profit for this year's first quarter was positively impacted by favorable claims experience. Revenue totaled $288 million in the first quarter, an increase of 5.1 percent compared with a year ago, with the increase principally related to health insurance premiums, which account for approximately 73 percent of total insurance premiums and 61 percent of total revenues. Revenue generated from membership services increased by 22 percent compared with last year's first quarter. These products account for nearly nine percent of total revenues.


     Corporate and Other Unallocated
     _______________________________

     Corporate and other unallocated consists of real estate activities, investment transactions, and other items that are related to corporate initiatives or activities, which are not allocated to an operating segment. First quarter 2000 results include $14 million in pre-tax incremental expenses related to the Company's ACT initiative. ACT, which represents a fundamental rebuilding of the department store and catalog merchandising process and organization, creating a centralized buying organization, will require process and organizational restructuring throughout the Company's corporate structure. The ACT initiative is expected to continue over the next several years, with approximately half of the costs incurred in fiscal 2000. Total expenditures associated with this initiative are currently expected to be approximately $150 million, including approximately $40 million that will be capitalized.


     Net Interest Expense and Credit Operations
     __________________________________________
                                                         13 weeks ended
                                                    ______________________
                                                      Apr. 29,     May 1,
                                                       2000        1999
                                                    _________   __________
     ($ in millions)

     Credit revenue net of operating expenses       $    --    $    117
     Interest expense, net                             (114)       (151)
                                                    ________    ________
     Total                                          $  (114)    $   (34)


     As a result of the sale of its proprietary credit card portfolio to GE Capital in December 1999, the Company no longer generates and reports proprietary credit results. Accordingly, this category represents interest expense in the current and all future periods.

     Interest charges in this year's first quarter declined by $37 million, or about 25 percent, from last year's period as a result of the decline in outstanding debt balances. The majority of the proceeds from the sale of credit card receivables were used to repay short- and long-term debt. The balance of the proceeds have been invested in short-term securities and are expected to be used to redeem debt as it matures and for the early extinguishment of certain debt issues where such action is economically advantageous to the Company.


     Other Charges and Credits, net
     ______________________________

     During the first quarter of 2000, the Company recorded a pre-tax charge of $232 million related to restructuring programs, principally the closing of underperforming JCPenney and Eckerd stores. The charge consisted of $115 million related to the closing of approximately 45 JCPenney stores, $106 million related to the closing of 289 Eckerd drugstores, and $11 million related to workforce reductions.

     JCPenney Store Closings   The Company reviewed its portfolio of department
     stores and support facilities and, in the first quarter, finalized a plan to close approximately 45 underperforming stores. These stores generated sales of approximately $450 million and incurred operating losses of approximately $20 million in fiscal 1999. The charge was comprised of asset write-downs ($60 million) and an accrual for the present value of future lease obligations ($45 million), and severance and outplacement ($10 million). Reserves for future lease obligations are calculated net of assumed sublease income. Three of the targeted stores were closed and sold in transactions that were completed by the end of the first quarter. An asset impairment charge of $33 million was recorded for the three sold locations in the fourth quarter of 1999 in accordance with the provisions of FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for
                     __________________________________________________________
     Long-Lived Assets to be Disposed Of. The sales generated cash proceeds of
     ___________________________________
     $36 million, which approximated the Company's carrying value of the fixed assets at the sales date. The majority of the remaining stores are scheduled to close by the end of June, and all stores are scheduled to close in fiscal 2000. Store closing plans anticipated that approximately 1,800 store employees would be impacted by the store closings. During the quarter, 144 store employees were terminated, resulting in payments of $0.2 million for severance and outplacement benefits.

     Eckerd Drugstore Closings - In the first quarter, the Company finalized a plan to close 289 underperforming drugstores. These stores, which lacked strategic fit within the drugstore segment, were generally smaller, low-volume stores that were former independent stores or parts of chains acquired over the last several years. These stores generated sales and operating losses of approximately $650 million and $30 million, respectively, in fiscal 1999. The first quarter charge of $106 million consisted of an accrual for the present value of future lease obligations ($90 million), severance and outplacement ($4 million), and other exit costs ($16 million), offset by a $4 million net gain on the disposal of fixed/intangible assets. An asset impairment charge of $110 million was recorded for these locations in the fourth quarter of 1999 in accordance with FAS No. 121. As of the end of the first quarter, 257 of the stores had been closed, with the majority of the remaining stores scheduled for closing in the second quarter. All stores are scheduled to close by the end of the first quarter of fiscal 2001. During the first quarter, 475 store employees were terminated and paid $1.1 million in severance and outplacement benefits as a result of the store closings. Store closing plans anticipated that approximately 1,200 store employees would be impacted by the store closings.

     In addition to the store closing costs recorded in other charges and credits, net, Eckerd segment operating results include $78 million in other exit related activities. This amount consists of $66 million related to inventory liquidation losses and shrinkage and $12 million for incremental store operating costs incurred during the closing process.

     Other Workforce Reductions - During the first quarter, the Company finalized a plan to eliminate approximately 430 positions company-wide and recorded a charge of $11 million for severance and outplacement benefits. All affected employees were notified by the end of the first quarter. Approximately $2 million in benefits were paid in the first quarter. The majority of the terminations will occur in the second quarter.


     Income Taxes
     ____________

     The Company's effective income tax rate was 38.5 percent in the first quarter compared with 37.5 percent last year. Excluding the effects of non-comparable items in this year's first quarter, the rate was 37.4 percent.


     New Accounting Rules
     ____________________

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and
                                   _________________________________________
     Hedging Activities, which is effective for all fiscal quarters for fiscal
     __________________
     years beginning after June 15, 2000. The Company has a limited exposure to derivative products and does not expect these new rules to have a material impact on results of operations or financial condition.

     Subsequent Event
     ________________

     On May 2, 2000, the Company announced that it was exploring strategic alternatives related to its J. C. Penney Direct Marketing Services, Inc.
     (DMS) subsidiary, including, but not limited to, a sale or joint venture of the business. It is currently expected that the DMS transaction will be completed by the end of fiscal 2000, and that proceeds will be used to pay down debt and repurchase common stock.


     Seasonality
     ___________

     The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one third of annual sales. Accordingly, the results of operations for the 13 weeks ended April 29, 2000 are not necessarily indicative of the results for the entire year.




     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company holds an interest rate swap with a notional principal amount of $375 million entered into in connection with the issuance of asset-backed certificates in 1990. This swap, which matures June 15, 2000, presents no material risk to the Company's results of operations.







     This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect the Company's current views of future events and financial performance, involve known and unknown risks and uncertainties that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties include but are not limited to competition, consumer demand, seasonality, economic conditions, and government activity. Investors should take such risks and uncertainties into account when making investment decisions.

     PART II - OTHER INFORMATION


     ITEM 1 - LEGAL PROCEEDINGS.

          The Company has no material legal proceedings pending against it.



     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits
               ________

               The following documents are filed as exhibits to this report:


               10(a) March 7, 2000 Amendment to Supplemental Retirement Program for Management Profit-Sharing Associates of J. C. Penney Company, Inc.

               12(a) Computation of ratios of available income to combined fixed charges and preferred stock dividend requirement.

               12(b) Computation of ratios of available income to fixed charges.

               27(a) Financial Data Schedule for the three months ended April 29, 2000.

               27(b) Restated Financial Data Schedule for the three months ended May 1, 1999.

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



     Date:  June 12, 2000