Form 10-Q
period 2000-07-29
PENNEY J C CO INC
filed 2000-09-12
CIK 77182

                                                                (CONFORMED COPY)



                          SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D. C.
                                        20549

                                   _______________

                                      FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                                   _______________

     For the 13 and 26 week periods                 Commission file number 1-777
     ended July 29, 2000

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

     262,066,853 shares of Common Stock of 50c par value, as of September 1, 2000.

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


     Statements of Income
     (Amounts in millions except per share data)

                                     13 weeks ended           26 weeks ended
                                   ____________________     ____________________
                                   July 29,    July 31,      July 29,  July 31,
                                    2000        1999          2000      1999
                                   ________   _________     _________  _________

     Retail sales                 $  7,132    $  7,034     $ 14,572   $ 14,292
     Direct Marketing revenue          293         276          581        550
                                  _________   _________    _________   ________
     Total revenue                   7,425       7,310       15,153     14,842
                                  _________   _________    _________   ________
     Costs and expenses
       Cost of goods sold,
         occupancy, buying,
         and warehousing costs       5,381       5,278       10,930     10,570
       Selling, general, and
         administrative
         expenses                    1,670       1,681        3,424      3,373
       Costs and expenses of
         Direct Marketing
         operations                    227         214          455        433
       Corporate and other
         unallocated                    10         (11)          16        (20)
       Net interest expense and credit
         operations (1)                103          63          217         97
       Acquisition amortization         23          25           60         62
       Other charges and
         credits, net                  (25)        --           207         --
                                  _________   ________     _________  _________
     Total costs and expenses        7,389       7,250       15,309     14,515
                                  _________   _________    _________  _________
     Income/(loss) before
       income taxes                     36          60         (156)       327
     Income taxes                       13          21          (61)       121
                                  _________   _________    _________  _________
     Net income/(loss)            $     23    $     39     $    (95)  $    206
                                  =========   =========    =========  =========

     Earnings/(loss) per common share:

     Net income/(loss)            $     23    $     39     $    (95)  $    206
     Less: preferred stock
           dividends                    (8)         (9)         (16)       (18)
                                  _________   _________    _________  _________
     Earnings/(loss) for
       basic EPS                        15          30         (111)       188
     Dilutive stock options
       and convertible
       preferred stock                  --          --           --         --
                                  _________   _________     ________   ________
     Earnings/(loss) for
       diluted EPS                $     15    $     30     $   (111)  $    188

     Shares
     Average shares outstanding
       (used for basic EPS)            262         260          261        258
     Dilutive common
       stock equivalents                --          --           --        --
                                  _________   _________    _________  _________
     Average diluted
       shares outstanding              262         260          261        258

     Earnings/(loss) per share
     Basic                        $   0.06    $   0.12     $  (0.42)  $   0.73
     Diluted                          0.06        0.12        (0.42)      0.73


     (1) Net interest expense and credit operations for the 26 weeks ended July 31, 1999 includes a $5 million pre-tax gain, or 1 cent per share after tax, on the early extinguishment of Eckerd Corporation 9.25 percent Notes due 2004.

     Balance Sheets
     (Amounts in millions)

                                                 July 29,    July 31,   Jan. 29,
                                                   2000        1999       2000
                                                 ________    ________   ________


     ASSETS

     Current assets

       Cash and
         short-term
         investments of
         $585, $377, and $1,233                  $    641    $    377   $  1,233
       Retained interest in JCP Master
         Credit Card Trust                             --         325         --
       Receivables, net                             1,162       4,039      1,138
       Merchandise inventories                      6,041       6,308      5,947
       Prepaid expenses                               167         139        154
                                                 ________    ________   ________

          Total current assets                      8,011      11,188      8,472

     Properties, net of accumulated
          depreciation of $3,096, $3,013,
          and $2,883                                5,136       5,459      5,312

     Investments, principally held by
          Direct Marketing                          1,630       1,880      1,827

     Deferred policy acquisition costs                975         894        929

     Goodwill and other intangible assets
          net of accumulated amortization
          of $397, $165, and $340                   2,987       3,219      3,056

     Other assets                                   1,341       1,290      1,292
                                                 ________    ________   ________

                                                 $ 20,080    $ 23,930   $ 20,888
                                                 ========    ========   ========

                                         -3-
     Balance Sheets
     (Amounts in millions)
                                                 July 29,    July 31,   Jan. 29,
                                                   2000        1999       2000
                                                 ________    ________   ________
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
       Accounts payable and accrued expenses     $ 3,481     $ 3,345    $ 3,351
       Short-term debt                               103       2,533        330
       Current maturities of long-term debt          550         325        625
       Deferred taxes                                149         120        159
                                                 ________    ________   ________
         Total current liabilities                 4,283       6,323      4,465

     Long-term debt                                5,411       6,817      5,844

     Deferred taxes                                1,406       1,546      1,461

     Insurance policy and claims reserves          1,052         973      1,017

     Other liabilities                               975         930        873
                                                 ________    ________   ________
         Total liabilities                        13,127      16,589     13,660

     Stockholders' equity
     Capital stock
       Preferred stock, without par value:
         Authorized, 25 million shares -
         issued and outstanding, 0.7 million
         shares of Series B ESOP convertible
         preferred                                   420         457        446
       Common stock, par value 50c:
         Authorized, 1,250 million shares -
         issued and outstanding, 261, 260, and
         261 million shares                        3,284       3,232      3,266
                                                 ________    ________   ________

     Total capital stock                           3,704       3,689      3,712
                                                 ________    ________   ________


     Reinvested earnings
       At beginning of year                        3,590       3,791      3,791
       Net income/(loss)                             (95)        206        336
       Common stock dividends declared              (151)       (284)      (500)
       Preferred stock dividends
         declared, net of tax                        (16)        (18)       (37)
                                                 ________    ________   ________
     Reinvested earnings at end of
         period                                    3,328       3,695      3,590

     Accumulated other comprehensive
        income/(loss)                                (79)        (43)       (74)
                                                 ________    ________   ________


     Total stockholders' equity                    6,953       7,341      7,228
                                                 ________    ________   ________

                                                 $20,080     $23,930    $20,888
                                                 ========    ========   ========

     The accumulated balances for net unrealized changes in debt and equity securities were ($11), $25, and ($11), and for currency translation adjustments were ($68), ($68), and ($63) as of the respective dates shown. Net unrealized changes in investment securities are shown net of deferred taxes of ($5), $15, and ($5), respectively. A deferred tax asset has not been established for currency translation adjustments. Total comprehensive income/(loss) was $12 for the 13 weeks ended July 29, 2000 and July 31, 1999, and ($100) and $177 for the 26 weeks ended July 29, 2000 and July 31, 1999, respectively.

     Statements of Cash Flows
     (Amounts in millions)

                                                         26 weeks ended
                                                   ____________________________
                                                    July 29,            July 31,
                                                      2000                1999
                                                   _________           _________

     Operating activities

     Net income/(loss)                             $    (95)          $    206
     Other charges and credits, net                     207                --
     Depreciation and amortization, including
         intangible assets                              355                351
     Deferred taxes                                     (66)                43
     Change in cash from:
         Customer receivables                            --                446
         Other receivables                              (24)              (127)
         Inventories, net of trade payables             263               (176)
         Current taxes payable                           (9)               (71)
         Other assets and liabilities, net             (278)                40
                                                   _________          _________
                                                        353                712
                                                   _________          _________
     Investing activities

     Capital expenditures                              (256)              (290)
     Purchases of investment securities                (302)              (539)
     Proceeds from sales of investment securities       498                554
     Proceeds from the sale of assets                    30                 22
                                                   _________          _________
                                                        (30)              (253)
                                                   _________          _________


     Financing activities

     Change in short-term debt                         (227)               553
     Payments of long-term debt                        (510)              (440)
     Common stock issued, net                            (8)                 9
     Dividends paid, preferred and common              (170)              (300)
                                                   _________          _________
                                                       (915)              (178)
                                                   _________          _________

     Net increase/(decrease) in cash and short-term
       investments                                     (592)               281

     Cash and short-term investments at beginning
       of year                                        1,233                 96
                                                   _________          _________

     Cash and short-term investments at end of
       second quarter                              $    641           $    377
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

     Notes to Interim Financial Information

     1) Other Charges and Credits, net

     During the second quarter of 2000, the Company recorded pre-tax credits of $25 million related to the reversal of reserves established in the first quarter and in prior years for Eckerd drugstore closings and restructuring programs. The adjustments reduced first quarter 2000 reserves by $9 million and prior year reserves by $16 million, and were related to reserves for bad debts, lease obligations, and other store exit costs. In the first quarter of 2000, the Company recorded pre-tax charges of $232 million related to restructuring programs, principally the closing of underperforming JCPenney and Eckerd stores. The charge consisted of $115 million related to the closing of JCPenney stores, $106 million related to the closing of Eckerd drugstores, and $11 million related to workforce reductions, as follows:

     Department stores and catalog - The Company reviewed its portfolio of
     _____________________________
     department stores and support facilities and, in the first quarter, finalized a plan to close 45 underperforming stores. These stores generated sales of approximately $450 million and incurred operating losses of approximately $20 million in fiscal 1999. The charge was comprised of asset write-downs ($60 million), an accrual for the present value of future lease obligations ($45 million), and severance and outplacement ($10 million). Reserves for future lease obligations are calculated net of assumed sublease income. Store closing plans anticipated that approximately 1,800 store employees would be impacted by the store closings.

     Eckerd drugstores - In the first quarter, the Company finalized a plan to
     _________________
     close 289 underperforming drugstores. The number of stores to be closed was lowered to 279 during the second quarter as a result of restrictive lease terms. These stores were generally smaller, low-volume stores that were former independent stores or parts of chains acquired over the last several years. These stores generated sales and operating losses of approximately $650 million and $30 million, respectively, in fiscal 1999. The first quarter charge of $106 million consisted of an accrual for the present value of future lease obligations ($90 million), severance and outplacement ($4 million), and other exit costs ($16 million), offset by a $4 million net gain on the disposal of fixed/intangible assets. An asset impairment charge of $110 million was recorded for these locations in the fourth quarter of 1999 in accordance with FAS No. 121. Store closing plans anticipated that approximately 1,200 store employees would be impacted by the store closings. During the second quarter of 2000, these reserves were reviewed for adequacy, and due to more favorable experience for certain exit costs than previously estimated, $9 million was reversed. These reversals are shown in the table in Note 2.

     In addition to the store closing costs recorded in other charges and credits, net, Eckerd's 2000 segment operating results include a credit of $5 million for the second quarter and a charge of $73 million for the first half in other exit related activities. These amounts consist of a $5 million credit and a $61 million charge related to inventory liquidation losses and shrinkage in the second quarter and first half, respectively, and a $12 million charge for incremental store operating costs incurred during the closing process.

     Other workforce reductions - During the first quarter, the Company
     __________________________
     finalized a plan to eliminate approximately 430 positions company-wide and recorded a charge of $11 million for severance and outplacement benefits. All affected employees were notified by the end of the first quarter.

     2) Restructuring Reserves

     As described in Note 1, the Company has established reserves for the closing of underperforming department stores and drugstores, related exit costs, and a workforce adjustment program over the past few years. The majority of the reserves represent the present value of future lease obligations for closed stores that will be paid out over time. The status of the reserves at the end of the second quarter is shown in the table below:

                              1999        1st Qtr          2nd Qtr 2000 YTD
                                                     ___________________________

                             Year End       2000      Cash     Other     Ending
     ($ in millions)         Balance     Additions   Outlays   Changes   Balance
                             ___________________________________________________


     1996/1997 Reserves
     __________________

     Department stores and catalog
     _____________________________
     Future lease
       obligations           $  8       $     --   $  (2)    $   --     $   6

     Eckerd drugstores
     _________________
     Future lease
       obligations             78             --      (3)        (3)       72
     Allowance for
       notes receivable        25             --      --        (25)       --

     Current Year Reserves
     _____________________

     Department stores and catalog
     _____________________________
     Future lease
       obligations             --             45      (1)        --        44
     Severance and
       outplacement            --             10      (5)        --         5

     Eckerd drugstores
     _________________
     Future lease
       obligations             --             90      (8)        (4)       78
     Severance and
       outplacement            --              4      (3)        (1)       --
     Other exit costs          --             16      (3)        (4)        9

     Workforce Reduction Program
     ___________________________
     Severance and
       outplacement            --             11      (8)        --         3
                          ________       _______   ______    _______   ______

     Total                $   111        $   176   $ (33)    $  (37)   $  217
                          ________       _______   ______    _______   ______



     Department stores and catalog - During the first six months of fiscal 2000,
     _____________________________
     the Company closed 36 of the underperforming stores identified in the first quarter for closing. Approximately 1,525 store employees had been terminated as a result of the store closings as of July 29, 2000. The remaining nine stores are scheduled to close by the end of fiscal 2000.

     Through the end of the second quarter, the reserves for future lease obligations had been reduced by $3 million in cash payments and the reserve for severance and outplacement benefits reduced by $5 million for actual benefits paid.

     Eckerd drugstores - During the first six months of fiscal 2000, Eckerd had
     _________________
     closed 270 of the underperforming drugstores identified in the first quarter for closing. As of July 29, 2000, 560 employees had been terminated as a result of the store closings. The remaining nine stores are scheduled to close by the end of the first quarter of fiscal 2001.

     Through the end of the second quarter, the reserves had been reduced by $17 million as a result of cash payments for lease obligations ($11 million), severance and outplacement benefits ($3 million), and other exit costs ($3 million). In the second quarter, the Company reversed reserves totaling $12 million ($7 million for lease obligations, $1 million for severance and outplacement, and $4 million for other exit costs) as a result of eliminating certain stores from the closing list. Also during the second quarter, the Company sold a note receivable that was associated with the sale of certain divested drugstore locations. The sale of the note generated cash proceeds of $16 million; the note had a net book value of $3 million, resulting in a gain of $13 million.

     Other Workforce Reductions - Through the end of the second quarter, the
     __________________________
     Company had terminated approximately 150 employees and paid $8 million in severance and outplacement benefits.

     3) Earnings Per Share

     The Company had 700 and 743 thousand shares of preferred stock, convertible into 14.0 and 14.9 million common shares, that were issued and outstanding at July 29, 2000 and July 31, 1999, respectively. These potential common shares, and the related dividend, were excluded from the calculation of diluted earnings per share for the 13 and 26 weeks ended July 29, 2000 and July 31, 1999 because their inclusion would have had an anti-dilutive effect on the calculation.

     In addition, during the periods ended July 29, 2000 and July 31, 1999, certain employee stock options to purchase common stock were excluded from the computation of diluted earnings per share because the option exercise price was greater than the average market price for both periods. For the 13 weeks ended July 29, 2000, the exercise price of 11 million option shares was greater than the average market price. The effect of stock options for the 26 weeks ended July 29, 2000 was anti-dilutive. For the 13 and 26 weeks ended July 31, 1999,the exercise prices of 4 million and 5 million option shares, respectively, were greater than the average market price.

     4) Revenue Recognition

     Refer to Note 1 in the Company's Annual Report on Form 10-K for the 52 weeks ended January 29, 2000 for information on the changes to the Company's accounting policies and the related financial statement effects for guidance provided by SEC Staff Accounting Bulletin No. 101, "Revenue
                                                                      _______
     Recognition in Financial Statements".
     ___________________________________

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Financial Condition
     ___________________

     Merchandise inventories on a FIFO basis totaled $6,336 million at the end of the second quarter compared with $6,559 million last year. Inventories for department stores and catalog totaled $4,015 million at July 29, 2000 as compared with $4,322 million at the end of last year's second quarter. On a comparable store basis, inventories declined by approximately nine percent from last year levels. The overall decline in stores and catalog inventory levels is the result of continued emphasis on reducing the number of weeks of inventory on hand and improving inventory productivity. Eckerd drugstore inventories totaled $2,321 million compared with $2,237 million last year. The current cost of inventories exceeded the LIFO basis amount carried on the balance sheet by approximately $295 million at July 29, 2000, $270 million at January 29, 2000, and $251 million at July 31, 1999.

     Properties, net of accumulated depreciation, totaled $5,136 million at July 29, 2000 compared with $5,459 million at the end of last year's second quarter. Balances reflect asset impairment charges of $60 million related to the closing of underperforming JCPenney stores, and $110 million for Eckerd drugstores, recorded in the first quarter of 2000 and the fourth quarter of 1999, respectively.

     Goodwill and other intangible assets, net, totaled $2,987 million this year compared with $3,219 million at the end of 1999's second quarter.

     At July 29, 2000 the consolidated balance sheet included reserves related to restructuring activities totaling $217 million, including $139 million of reserves related to current year activities. The total amount is included as a component of accounts payable and accrued expenses. These reserves were established in connection with store closing programs and other restructuring activities recorded in the first quarter of 2000 as well as in 1997 and 1996. The reserves are related primarily to future lease obligations, severance and outplacement benefits, and other exit costs associated with store closings. Reserves were reduced by $70 million through the second quarter of 2000 as a result of lease and other payments ($33 million) and reserve adjustments ($37 million). See the discussion under the caption other charges and credits, net, in results of operations and Note 1 to the interim financial statements for additional discussion about the charges recorded in 2000.

     The Company had cash and short-term investments totaling $641 million at the end of the second quarter. These funds will generally be used to pay down long-term debt as it matures and to fund working capital needs. During the second quarter of 2000, the Company redeemed approximately $180 million principal amount of 9.45 percent notes having a normal maturity date of July 2002 that were called earlier in the year. The notes were redeemed at par. In addition, approximately $249 million in asset-backed securities matured in the second quarter of 2000, along with a related interest rate swap.

     Long-term debt was rated Baa2 by Moody's Investors Service and BBB by both Standard and Poor's Corporation and Fitch Investors Service as of the end of the second quarter, and the Company's commercial paper was rated P2, A2 and F2 by the three rating agencies, respectively. On August 23, 2000, Moody's Investors Service placed the Company's short- and long-term debt ratings under review.

     A quarterly dividend of 28.75 cents per share on the Company's outstanding common stock was paid on August 1, 2000, to stockholders of record on July 10, 2000.



     Results of Operations
     _____________________

     Consolidated operating results
     ($ in millions)
                                      13 weeks ended           26 weeks ended
                                    ___________________      ___________________

                                    July 29,   July 31,      July 29,   July 31,
                                      2000       1999          2000       1999
                                    ________   ________      ________   ________

     Operating profit/(loss) by segment
       Department stores
         and catalog                $   74     $  118        $   241    $   263
       Eckerd drugstores                 7        (43)           (23)        86
       Direct Marketing                 66         62            126        117
                                    _______    _______       ________   ________

       Total segments                  147        137            344        466

       Corporate and
         other unallocated             (10)        11            (16)        20
       Net interest and
         credit operations            (103)       (63)          (217)       (97)
       Acquisition amortization        (23)       (25)           (60)       (62)
       Other charges and
         credits, net                   25         --           (207)       --
                                    _______    _______       ________   ________
       Income/(loss) before
         income taxes                   36         60           (156)       327
       Income taxes                    (13)       (21)            61       (121)
                                    ________   ________      ________   ________
       Net income/(loss)            $   23     $   39        $   (95)   $   206
                                    ========   ========      ========   ========


     Segment profit totaled $147 million in the second quarter compared with $137 million in last year's period. Both periods include the effects of drugstore liquidation and inventory adjustment activities that are reported within segment results. Eckerd results for this year's quarter include a credit of $5 million and last year's period includes charges of $119 million. Current quarter results were impacted by continued softness in department stores, leading to a more promotional sales environment, and declining margins in drugstores caused by higher levels of promotions for non-pharmacy merchandise coupled with a higher proportion of lower-margin managed care pharmacy sales.

     The year over year change in corporate and other unallocated, which consists of real estate and investment gains and losses as well as other corporate items, is primarily related to charges in 2000 for the significant restructurings and process and organizational changes under the ACT initiative. The increase in net interest and credit operations this year is related to the sale of the Company's proprietary credit card portfolio in December 1999. Interest expense declined $53 million from last year; however; proprietary credit generated $93 million of income in last year's second quarter.

     Net income for the quarter totaled $23 million, or $0.06 per share, in this year's second quarter compared with $39 million, or $0.12 per share, in last year's period. Before the effects of non-comparable items, second quarter earnings per share was $0.01 this year compared with $0.40 last year. On a year to date basis, the Company had a net loss of $95 million, or $0.42 per share, compared with net income of $206 million, or $0.73 cents per share, last year. For the six months, before the effects of non-comparable items, the Company had net income of $94 million, or $0.29 per share this year, compared with $279 million, or $1.01 per share, last year. While it is too early to accurately predict results for the balance of the fiscal year, management believes that third and fourth quarter earnings per share could be adversely affected if the current slowdown in the department store sector continues and it leads to a more promotional second half.


     Segment Operating Results

     Department Stores and Catalog
     _____________________________
                                      13 weeks ended           26 weeks ended
                                    ___________________      ___________________

                                    July 29,   July 31,      July 29,   July 31,
                                      2000       1999          2000       1999
                                    ________   ________      ________   ________

     ($ in millions)
     Retail sales, net              $ 3,998    $ 4,058       $ 8,106    $ 8,269
     Cost of goods sold              (2,826)    (2,832)       (5,601)    (5,718)
     SG&A expenses                   (1,098)    (1,108)       (2,264)    (2,288)
                                    ________   ________      ________   ________

     Operating profit (1)           $    74    $   118       $   241    $   263



     Sales percent increase/(decrease):
       Total department stores         (2.2)       0.4          (2.6)      (0.5)
       Comparable stores               (1.5)       1.0          (2.5)       0.3
       Catalog                          1.5        1.5           0.3        4.9
     Ratios as a percent of sales:
     Gross margin                      29.3       30.2          30.9       30.9
     SG&A expenses                     27.5       27.3          27.9       27.7

     Operating profit                   1.8        2.9           3.0        3.2
     EBITDA (2)                         4.2        7.7           5.3        8.1


     1) Operating profit represents pre-tax income before net interest expense, corporate and other unallocated, acquisition amortization, and other charges and credits, net. Operating profit in 1999 is shown before the effects of credit revenue net of related operating costs.

     2) Earnings before interest, income taxes, depreciation and amortization. 1999's EBITDA includes credit revenue, net of related operating costs. EBITDA is provided as an alternative assessment of operating performance and is not intended to be a substitute for GAAP measurements; calculations may be different for other companies.

     Operating profit for department stores and catalog was $74 million in the second quarter compared with $118 million last year. The decline was principally related to department store sales declines and higher markdowns. Sales in department stores declined by 1.5% for comparable stores, those stores open at least twelve months. Sales were strongest in women's apparel, but most other merchandise lines were soft. Despite disappointing sales, merchandise inventories were controlled, declining approximately nine percent on a comparable store basis from last year. Catalog sales increased by 1.5% in this year's second quarter as a result of strong internet sales, which totaled $47 million this year compared with $10 million last year, and a positive initial response to the Fall and Winter catalog. International sales generated a 21% sales gain in the second quarter, with double-digit growth in both Brazil and Mexico.

     Gross margin for the segment totaled $1,172 million in the second quarter compared with $1,226 million last year. Margin in this year's quarter was negatively impacted by sales declines in department stores coupled with higher levels of clearance and promotional markdowns in both stores and catalog. As a percent of sales, margin declined by 90 basis points. Liquidation markdowns for stores that were closed during the quarter totaled approximately $10 million and accounted for approximately 25 basis points of the decline. SG&A expenses declined on a dollar basis for the quarter despite higher levels of spending on the expansion of the Company's internet business, but were not leveraged as a percent of sales.

     Operating profit for the six months ended July 29, 2000 was $241 million versus $263 million in last year's comparable period. Sales for comparable department stores declined by 2.5 percent this year, while catalog sales were up slightly, primarily as a result of internet sales growth. Gross margin for the period was flat compared with last year at 30.9 percent of sales. SG&A expenses decreased from last year but were not leveraged as a percent of sales.


     Eckerd Drugstores
     _________________
                                      13 weeks ended           26 weeks ended
                                    ___________________      ___________________

                                    July 29,   July 31,      July 29,   July 31,
                                      2000       1999          2000       1999
                                    ________   ________      ________   ________

     ($ in millions)
     Retail sales, net              $ 3,134    $ 2,976       $ 6,466    $ 6,023
     Cost of goods sold              (2,555)    (2,446)       (5,329)    (4,852)
     SG&A expenses                     (572)      (573)       (1,160)    (1,085)
                                    ________   ________      ________   ________

     Operating profit/(loss) (1)    $     7    $   (43)      $   (23)   $    86



     Sales percent increase:
       Total                            5.3       21.5           7.4       20.1
       Comparable stores                9.7       10.5           8.3       11.4
     Ratios as a percent of sales:
     FIFO gross margin                 18.9       18.2          18.0       19.8
     LIFO gross margin                 18.5       17.8          17.6       19.4
     SG&A expenses                     18.2       19.2          17.9       18.0
     Operating profit/(loss)            0.3       (1.4)         (0.3)       1.4
     EBITDA (2)                         1.8        0.2           1.2        2.9

     Ratios as a percent of sales,
       before the effects of charges:
     FIFO gross margin                 18.7       20.7          18.9       21.1
     LIFO gross margin                 18.3       20.3          18.5       20.7
     SG&A expenses                     18.2       17.7          17.7       17.3
     Operating profit                   0.1        2.6           0.8        3.4
     EBITDA (2)                         1.7        4.2           2.4        4.9


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

     Operating profit was $7 million for the second quarter compared with a loss of $43 million in last year's period. Current year results include a $5 million credit related to the reversal of reserves that were established for closed store liquidation markdowns (gross margin) as well as a $4 million gain on the exchange of certain assets (SG&A expenses). Results for second quarter 1999 include the effects of $119 million in charges related primarily to inventory adjustments and systems upgrades that reduced gross margin by $74 million and increased SG&A expenses by $45 million. Sales for the quarter increased by 9.7 percent for comparable stores. The increase was comprised of a 15.0 percent increase in pharmacy sales and a 1.0 percent increase in non-pharmacy merchandise.

     Gross margin on a comparable basis, before the effects of 2000 store closing activities and 1999 inventory adjustments, declined by 200 basis points as a percent of sales. The decline was principally related to a higher level of promotional markdowns for non-pharmacy merchandise and a higher proportion of lower-margin managed care pharmacy sales. Managed care pharmacy sales now account for 89 percent of total pharmacy sales, an increase of approximately 200 basis points from last year's period. Gross margin includes LIFO charges of $13 million and $12 million for the second quarter of 2000 and 1999, respectively. SG&A expenses on a comparable basis increased by 50 basis points as a percent of sales and were negatively impacted by the effects of new and relocated stores. These free-standing locations generate higher sales volumes but carry higher expense ratios until they mature.

     Eckerd had an operating loss of $23 million for the six months ended July 29, 2000 versus operating profit of $86 million in last year's comparable period. Sales increased by 8.3 percent on a comparable store basis, led by a 13.2 percent increase in comparable store pharmacy sales. Gross margin declined by 220 basis points as a percent of sales, before the effects of non-comparable items reported in both 2000 and 1999, primarily as a result of a higher proportion of managed care pharmacy sales and higher shrinkage run rates in this year's period. SG&A expenses increased by 40 basis points as a percent of sales. Eckerd recorded LIFO charges of $25 million this year compared with $24 million last year.


     Direct Marketing
     ________________
                                      13 weeks ended           26 weeks ended
                                    ___________________      ___________________

                                    July 29,   July 31,      July 29,   July 31,
                                      2000       1999          2000       1999
                                    ________   ________      ________   ________

     ($ in millions)
     Revenue                        $   293     $   276      $   581    $   550
     Costs and expenses (1)            (227)       (214)        (455)      (433)
                                    _________   ________     ________   ________

     Operating profit (2)           $    66     $    62      $   126    $   117


     Revenue, percent increase          6.2        10.0          5.6       10.7
     Operating profit as a percent
        of revenue                     22.5        22.5         21.7       21.3


     1) Includes amortization of deferred acquisition costs of $62 million and $54 million for the second quarter and $121 million and $107 million for the first half of 2000 and 1999, respectively.

     2) Operating profit represents pre-tax income before net interest expense, corporate and other unallocated, acquisition amortization, and other charges and credits, net.


     Operating profit totaled $66 million for the quarter and $126 million year to date, increases of 6.5 percent and 7.7 percent from last year's comparable periods. Revenue totaled $293 million in the second quarter, an increase of 6.2 percent compared with a year ago, with the increase principally related to health insurance premiums, which account for approximately 74 percent of total insurance premiums and 61 percent of total revenues. For the first six months, revenue totaled $581 million, an increase of 5.6 percent versus last year.

     Corporate and Other Unallocated
     _______________________________

     Corporate and other unallocated consists of real estate activities, investment transactions, and other items that are related to corporate initiatives or activities, which are not allocated to an operating segment. Second quarter 2000 results include $5 million in expenses related to the previously announced tracking stock initiative. The Eckerd tracking stock transaction will not occur this year. When results improve, the Company will make an appropriate announcement taking into account market and other conditions. Second quarter 2000 results also include $11 million in pre-tax incremental expenses related to the Company's ACT initiative. ACT, which represents a fundamental rebuilding of the department store and catalog merchandising process and organization, creating a centralized buying organization, will require significant process and organizational restructurings.


     Net Interest Expense and Credit Operations
     __________________________________________
                                      13 weeks ended           26 weeks ended
                                    ___________________      ___________________

                                    July 29,   July 31,      July 29,   July 31,
                                      2000       1999          2000       1999
                                    ________   ________      ________   ________

     ($ in millions)
     Credit revenue, net of
       operating expenses           $    --    $    93       $    --    $   210
     Interest expense, net             (103)      (156)         (217)      (307)
                                    ________   ________      ________   ________
     Total                          $  (103)   $   (63)      $  (217)   $   (97)


     As a result of the sale of its proprietary credit card portfolio to General Electric Capital Corporation in December 1999, the Company no longer generates and reports proprietary credit results. Accordingly, this category represents interest expense in the current and all future periods.

     Interest charges for the second quarter and for the year have decreased substantially, declining by $53 million for the quarter and $90 million for the year, as a result of the decline in outstanding debt balances. The majority of the proceeds from the sale of credit card receivables were used to repay short- and long-term debt. The balance of the proceeds have been invested in short-term securities and are expected to be used to redeem debt as it matures and for the early extinguishment of certain debt issues where such action is economically advantageous to the Company.


     Other Charges and Credits, net
     ______________________________

     During the second quarter of 2000, the Company recognized $25 million in income from the reversal of certain reserves that had been established in prior periods related to drugstore closing activities. Of this total, $13 million was associated with the sale of notes receivable that had been issued in connection with the divestiture of certain drugstores. Sale of the notes generated cash proceeds of $16 million compared to a net book value of $3 million. The remaining reversals were related to reserves established for lease obligations, severance and outplacement, and other exit costs.

     Income Taxes
     ____________

     The Company's effective income tax rate, excluding the effects of non-comparable items, was 36.7 percent through the second quarter compared with
     37.5 percent last year.


     New Accounting Rules
     ____________________

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments
                                         ______________________________________
     and Hedging Activities". As amended by FAS No. 137, "Accounting for
     _______________________                             _______________
     Derivative Instruments and Hedging Activities - Deferral of the Effective
     _________________________________________________________________________
     Date of FASB Statement No. 133", and FAS No. 138, "Accounting for Certain
     _______________________________                   ______________________
     Derivative Instruments and Hedging Activities, an amendment of FASB
     ___________________________________________________________________
     Statement No. 133", FAS No. 133 is effective for all fiscal quarters for
     _________________
     fiscal years beginning after June 15, 2000. The Company has a limited exposure to derivative products and does not expect these new rules to have a material impact on results of operations or financial condition.

     The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one third of annual sales. Accordingly, the results of operations for the 13 and 26 weeks ended July 29, 2000 are not necessarily indicative of the results for the entire year.



     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has not entered into any transactions using financial derivative instruments and believes that its exposure to market risk associated with other financial instruments, such as investments and borrowings, and interest rate fluctuations is not material.





     This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect the Company's current views of future events and financial performance, involve known and unknown risks and uncertainties that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties include but are not limited to competition, consumer demand, seasonality, economic conditions, and government activity. Investors should take such risks into account when making investment decisions.

     PART II - OTHER INFORMATION


     ITEM 1 - LEGAL PROCEEDINGS.

          The Company has no material legal proceedings pending against it.


     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Annual Meeting of Stockholders of the Company was held on May 19, 2000, at which the four matters described below were submitted to a vote of stockholders with the voting results as indicated.

          (1) Election of directors for a three-year term expiring at the Year 2003 Annual Meeting of the Company's stockholders:

                    NOMINEE               FOR              AUTHORITY WITHHELD
                    _______               ___              __________________
               V. E. Jordan, Jr.      170,614,307              61,863,227
               J. C. Pfeiffer         176,876,107              55,601,427
               R. G. Turner           177,296,034              55,181,500


          (2) The Board of Directors' proposal regarding employment of KPMG LLP as auditors for the fiscal year ending January 27, 2001:

                    FOR                  AGAINST                 ABSTAIN
                    ___                  _______                 _______
               213,156,062             15,897,649               3,425,021


          (3) A stockholder resolution regarding classification of the Board of Directors:

                                                               BROKER
                   FOR          AGAINST        ABSTAIN        NON-VOTES
                   ___          _______        _______        _________
               120,152,599    74,324,076      3,467,262       77,771,756


          (4) A stockholder resolution regarding amendment of Company Bylaws to reorganize the Board into one class of directors:

                                                               BROKER
                   FOR          AGAINST        ABSTAIN        NON-VOTES
                   ___          _______        _______        _________
               135,559,383    59,245,807      3,141,205       77,769,298

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

          (a)     Exhibits
                  ________

               The following documents are filed as exhibits to this report:

               10(a) Form of Succession Severance Agreement dated May 19, 2000, as amended June 1, 2000 and June 14, 2000.

               12(a) Computation of ratios of available income to combined fixed charges and preferred stock dividend requirement.

               12(b) Computation of ratios of available income to fixed charges.

               27(a) Financial Data Schedule for the six months ended July 29, 2000.

               27(b) Restated Financial Data Schedule for the six months ended July 31, 1999.

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



     Date:  September 12, 2000