Form 10-Q
period 2000-10-28
PENNEY J C CO INC
filed 2000-12-12
CIK 77182

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.
                                     20549

                                _______________

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                _______________


For the 13 and 39 week periods                      Commission file number 1-777
ended October 28, 2000

                          J. C. PENNEY COMPANY, INC.
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                     13-5583779
----------------------------------------------------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)

6501 Legacy Drive, Plano, Texas                              75024 - 3698
----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code         (972) 431-1000
                                                   -------------------------

                                _______________

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

262,347,498 shares of Common Stock of 50 cents par value, as of October 28, 2000.

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

Statements of Income
(Amounts in millions except per share data)

                                            13 weeks ended           39 weeks ended
                                         --------------------     ---------------------
                                         Oct. 28,    Oct. 30,     Oct. 28,     Oct. 30,
                                           2000        1999          2000        1999
                                         --------   ---------     ---------   ----------
Retail sales                             $  7,455    $  7,552      $ 22,027     $ 21,844
Direct Marketing revenue                      288         282           869          832
                                         --------    --------      --------     --------
Total revenue                               7,743       7,834        22,896       22,676
                                         --------    --------      --------     --------
Costs and expenses
  Cost of goods sold, occupancy, buying,
    and warehousing costs                   5,633       5,495        16,563       16,065
  Selling, general, and administrative
    expenses                                1,804       1,808         5,228        5,181
  Costs and expenses of Direct Marketing
    operations                                223         218           678          651
  Corporate and other unallocated               3          (7)           19          (27)
  Net interest expense and credit
    operations /(1)/                          112          83           329          180
  Acquisition amortization                     19          18            79           80
  Restructuring and other charges, net         (3)         --           204           --
                                         --------    --------      --------     --------

Total costs and expenses                    7,791       7,615        23,100       22,130
                                         --------    --------      --------     --------
Income/(loss) before income taxes             (48)        219          (204)         546
Income tax/(benefit)                          (18)         77           (79)         198
                                         --------    --------      --------     --------
Net income/(loss)                        $    (30)   $    142      $   (125)    $    348
                                         ========    ========      ========     ========



Earnings/(loss) per common share:

Net income/(loss)                        $    (30)   $    142      $   (125)    $    348
Less: preferred stock dividends                (8)         (9)          (25)         (27)
                                         --------    --------      --------     --------
Earnings/(loss) for basic EPS                 (38)        133          (150)         321
Dilutive convertible preferred stock           --           9            --           --
                                         --------    --------      --------     --------
Earnings/(loss) for diluted EPS          $    (38)   $    142      $   (150)    $    321

Shares
Average shares outstanding (used
  for basic EPS)                              262         260           262          259
Dilutive common stock equivalents              --          16            --           --
                                         --------    --------      --------     --------
Average diluted shares outstanding            262         276           262          259

Earnings/(loss) per share
Basic                                    $  (0.15)   $   0.51      $  (0.57)    $   1.24
Diluted                                     (0.15)       0.51         (0.57)        1.24

(1) Net interest expense and credit operations for the 39 weeks ended October 30, 1999 includes a $5 million pre-tax gain, or 1 cent per share after tax, on the early extinguishment of Eckerd Corporation's 9.25 percent Notes due 2004.

Balance Sheets
(Amounts in millions)

                                                  Oct. 28,         Oct. 30,         Jan. 29,
                                                    2000             1999             2000
                                                  --------         --------         --------
ASSETS

Current assets

  Cash and short-term investments
    of $177, $392, and $1,233                      $   183          $   392           $ 1,233
  Retained interest in JCP Master
    Credit Card Trust                                   --              461                --
  Receivables, net                                   1,151            4,308             1,138
  Merchandise inventories                            6,842            6,999             5,947
  Prepaid expenses                                     143              152               154
                                                   -------          -------           -------

     Total current assets                            8,319           12,312             8,472

Properties, net of accumulated
     depreciation of $3,211, $3,152,
     and $2,883                                      5,153            5,434             5,312

Investments, principally held by
     Direct Marketing                                1,583            1,812             1,827

Deferred policy acquisition costs                      992              904               929

Goodwill and other intangible assets
      net of accumulated amortization
      of $416, $305, and $340                        2,967            3,181             3,056

Other assets                                         1,399            1,339             1,292
                                                   -------          -------           -------


                                                   $20,413          $24,982           $20,888
                                                   =======          =======           =======


Balance Sheets
(Amounts in millions)

                                                                                   Oct. 28,       Oct. 30,       Jan. 29,
                                                                                     2000           1999           2000
                                                                                   --------       --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                                            $  3,840       $  3,762       $  3,351
  Short-term debt                                                                       357          3,223            330
  Current maturities of long-term debt                                                  250            625            625
  Deferred taxes                                                                        166            119            159
                                                                                   --------       --------       --------
    Total current liabilities                                                         4,613          7,729          4,465

Long-term debt                                                                        5,423          6,504          5,844

Deferred taxes                                                                        1,472          1,540          1,461

Insurance policy and claims reserves                                                  1,063            992          1,017

Other liabilities                                                                       968            917            873
                                                                                   --------       --------       --------
    Total liabilities                                                                13,539         17,682         13,660

Stockholders' equity
Capital stock
  Preferred stock, without par value: Authorized, 25 million shares -
    issued and outstanding, 0.7, 0.8, and 0.7 million shares of Series
    B ESOP convertible preferred                                                        407            457            446
  Common stock, par value 50 cents:
    Authorized, 1,250 million shares -
    issued and outstanding, 262, 260, and
    261 million shares                                                                3,288          3,236          3,266
                                                                                   --------       --------       --------
Total capital stock                                                                   3,695          3,693          3,712
                                                                                   --------       --------       --------

Reinvested earnings
  At beginning of year                                                                3,590          3,791          3,791
  Net income/(loss)                                                                    (125)           348            336
  Common stock dividends declared                                                      (184)          (427)          (500)
  Preferred stock dividends
    declared, net of tax                                                                (16)           (18)           (37)
                                                                                   --------       --------       --------
Reinvested earnings at end of
    period                                                                            3,265          3,694          3,590

Accumulated other comprehensive income/(loss)                                           (86)           (87)           (74)
                                                                                   --------       --------       --------


Total stockholders' equity                                                            6,874          7,300          7,228
                                                                                   --------       --------       --------
                                                                                   $ 20,413       $ 24,982       $ 20,888
                                                                                   ========       ========       ========


The accumulated balances for net unrealized changes in debt and equity securities were ($10), ($6), and ($11), and for currency translation adjustments were ($76), ($81), and ($63) as of the respective dates shown. Net unrealized changes in investment securities are shown net of deferred taxes of ($5), ($3), and ($5), respectively. A deferred tax asset has not been established for currency translation adjustments. Total comprehensive income/(loss) was ($39) and $98 for the 13 weeks ended October 28, 2000 and October 30, 1999, respectively and ($137) and $275 for the 39 weeks ended October 28, 2000 and October 30, 1999, respectively.

Statements of Cash Flows
(Amounts in millions)

                                                     39 weeks ended
                                               ----------------------------
                                               Oct. 28,            Oct. 30,
                                                 2000                1999
                                               ---------         ----------

Operating activities

Net income/(loss)                                $  (125)          $   348
Restructuring and other charges, net                 204                --
Depreciation and amortization, including
    intangible assets                                510               513
Deferred taxes                                        17                36
Change in cash from:
    Customer receivables                              --               215
    Other receivables                                (13)             (301)
    Inventories, net of trade payables               (28)             (517)
    Current taxes payable                           (117)              (51)
    Other assets and liabilities, net               (289)              107
                                                 -------           -------
                                                     159               350
                                                 -------           -------

Investing activities

Capital expenditures/(1)/                           (464)             (472)
Purchases of investment securities                  (441)             (649)
Proceeds from the sale of assets                      30                22
Proceeds from sales of investment securities         693               681
                                                 -------           -------
                                                    (182)             (418)
                                                 -------           -------

Financing activities

Change in short-term debt                             27             1,243
Change in long-term debt                            (793)             (451)
Common stock issued, net                             (16)               13
Dividends paid, preferred and common                (245)             (441)
                                                 -------           -------
                                                  (1,027)              364
                                                 -------           -------

Net increase/(decrease) in cash and short-term
  investments                                     (1,050)              296

Cash and short-term investments at beginning
  of year                                          1,233                96
                                                 -------           -------

Cash and short-term investments at end of
  third quarter                                  $   183           $   392
                                                 ========          =======

/(1)/ Includes capitalized software costs of $62 million and $43 million previously classified as Other Assets.

Non-cash transactions: On March 1, 1999, the Company issued 9.6 million shares of common stock to complete the acquisition of Genovese Drug Stores, Inc. (Genovese). The total value of the transaction, including debt assumed and conversion of options for Genovese common stock to options for the Company's common stock, was $414 million.

Notes to Interim Financial Information

1) Restructuring and Other Charges, net

During the third quarter of 2000, the Company recorded a pre-tax net credit of $3 million related to restructuring charges and previously established restructuring reserves. The $3 million was comprised of reductions to reserves for future lease obligations of units closed in the current ($3 million) and prior ($1 million) years, reductions to the severance reserve for closed units ($2 million), additional expense for asset write-offs related to closed units ($2 million), and the interest component of lease payments ($1 million) which are charged to expense with a corresponding increase in the reserve. The reserve reductions resulted from favorable actual experience. These adjustments had the effect of reducing first quarter 2000 reserves by $4 million and prior year reserves by $1 million. In the first quarter of 2000, the Company recorded pre-tax charges of $232 million associated with the closing of underperforming department stores ($115 million) and Eckerd drugstores ($106 million), and workforce adjustments ($11 million).

Department stores and catalog - In the first quarter of 2000, the Company
-----------------------------
finalized a plan to close 45 underperforming stores. These stores generated sales of approximately $450 million and incurred operating losses of approximately $20 million in fiscal 1999. The charge was comprised of asset write-downs ($60 million), an accrual for the present value of future lease obligations ($45 million), and severance and outplacement ($10 million). Reserves for future lease obligations are calculated net of assumed sublease income. Store closing plans anticipated that approximately 1,800 store employees would be impacted by the store closings. During the third quarter, these reserves were reduced by $4 million as noted above, and are shown in the table in Note 2.

Eckerd drugstores - In the first quarter of 2000, the Company finalized a plan
-----------------
to close 289 underperforming drugstores. The number of stores to be closed was lowered to 279 during the second quarter as a result of restrictive lease terms on certain stores. The stores identified for closing were generally smaller, low-volume stores that were former independent stores or parts of chains acquired over the last several years. These stores generated sales and operating losses of approximately $650 million and $30 million, respectively, in fiscal 1999. The first quarter charge of $106 million consisted of an accrual for the present value of future lease obligations ($90 million), severance and outplacement ($4 million), and other exit costs ($16 million), partially offset by a $4 million net gain on the disposal of fixed/intangible assets. An asset impairment charge of $110 million was recorded for these locations in the fourth quarter of 1999 in accordance with FAS No. 121. Store closing plans were expected to impact approximately 600 store employees. Through the end of the third quarter of 2000, these reserves had been reduced by $9 million, and are shown in the table in Note 2.

In addition to the store closing costs recorded as restructuring and other charges, net, Eckerd's segment operating results include non-comparable costs of $73 million for the nine months ended October 28, 2000 for other exit related activities. These amounts consist of $61 million of non-comparable costs related to inventory liquidation losses and shrinkage and $12 million of non-comparable costs for incremental store operating costs incurred during the closing process.

Other workforce reductions - During the first quarter of 2000, the Company
--------------------------
finalized a plan to eliminate approximately 430 positions company-wide and recorded a charge of $11 million for severance and outplacement benefits. All affected employees were notified by the end of the first quarter.

2) Restructuring Reserves

As described in Note 1, the Company has established reserves for the closing of underperforming department stores and drugstores, related exit costs, and workforce adjustment programs over the past few years. The majority of the remaining reserves represent the present value of future lease obligations for closed stores that will be paid out over time. The status of the reserves at the end of the third quarter are shown in the table below:

                                     1999       1/st/ Qtr         3/rd/ Qtr 2000 YTD
                                                           ----------------------------
                                   Year End       2000      Cash     Other     Ending
($ in millions)                    Reserve      Expense    Outlays   Changes   Balance
                                   ----------------------------------------------------
PRIOR YEAR RESERVES
-------------------

Department stores and catalog
-----------------------------
Future lease obligations           $     8      $     --    $ (2)    $   (1)    $   5

Eckerd drugstores
-----------------
Future lease obligations                78            --      (6)        (3)       69
Allowance for notes receivable          25            --      --        (25)       --

CURRENT YEAR RESERVES
---------------------
Department stores and catalog
-----------------------------
Future lease obligations                --            45      (5)        (1)       39
Severance and outplacement              --            10      (7)        (2)        1

Eckerd drugstores
-----------------
Future lease obligations                --            90     (14)        (3)       73
Severance and outplacement              --             4      (3)        (1)       --
Other exit costs                        --            16      (6)        (5)        5

Workforce Reduction Program
---------------------------
Severance and outplacement              --            11     (11)        --        --
                                    ------       -------   -----     ------    --------

Total                              $   111       $   176   $ (54)    $  (41)   $  192
                                   -------       -------   -----     ------    --------

Department stores and catalog - During the first nine months of fiscal 2000, the
-----------------------------
Company closed 41 of the underperforming stores identified for closing. Approximately 1,875 store employees had been terminated as a result of the store closings as of October 28, 2000. The remaining stores are scheduled to close by the end of fiscal 2000. Through the end of the third quarter, the reserve for future department store lease obligations had been reduced by $6 million as a result of cash payments ($5 million) and reserve adjustments ($1 million), and the reserve for severance and outplacement benefits had been reduced by $9 million for actual benefits paid ($7 million) and reserve adjustments
($2 million).

Eckerd drugstores - During the first nine months of fiscal 2000, Eckerd had
-----------------
closed 274 of the underperforming drugstores identified for closing. As of October 28, 2000, approximately 600 employees had been terminated as a result of the store closings. The remaining stores are scheduled to close by the end of the first quarter of fiscal 2001.

Through the end of the third quarter, drugstore reserves had been reduced by $29 million as a result of cash payments for lease obligations ($20 million), severance and outplacement benefits ($3 million), and other incremental exit costs ($6 million). Reserves have also been reduced by an additional $12 million ($6 million for lease obligations, $1 million for severance and outplacement, and $5 million for other exit costs) as a result of the assessment of actual versus expected experience and the elimination of certain stores from the closing list. Also during the second quarter, the Company sold a note receivable that was associated with the sale of certain divested drugstore locations. The sale of the note generated cash proceeds of $16 million; the note had a net book value of $3 million, resulting in a gain of $13 million.

Other Workforce Reductions - Through the end of the third quarter, the Company
--------------------------
had terminated approximately 300 employees and paid $11 million in severance and outplacement benefits.

3) Earnings Per Share

The Company had 679 and 762 thousand shares of preferred stock, which were convertible into 13.6 and 15.2 million common shares, that were issued and outstanding at October 28, 2000 and October 30, 1999, respectively. These potential common shares, and the related dividend, were excluded from the calculation of diluted earnings per share for the 13 and 39 weeks ended October 28, 2000 and the 39 weeks ended October 30, 1999 because their inclusion would have had an anti-dilutive effect on the calculation.

In addition, 11 million and 5 million option shares were excluded from the computation of diluted earnings per share for the 13 and 39 weeks ended October 28, 2000 and October 30, 1999, respectively, because the exercise price was greater than the average market price.

4) Revenue Recognition

Refer to Note 1 in the Company's Annual Report on Form 10-K for the 52 weeks ended January 29, 2000 for information related to changes made to the Company's accounting policies, and the related financial statement effects, in consideration of guidance provided by SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

5) Segment Reporting

The Company operates in three business segments: department stores and catalog, Eckerd drugstores, and Direct Marketing. The results of department stores and catalog are combined because they generally serve the same customer, have virtually the same mix of merchandise, and the majority of catalog sales are completed in department stores. Other items are shown in the table below for purposes of reconciling to total Company amounts.

                                3rd Quarter              3rd Quarter YTD
                              ---------------          -------------------
                                        Operating                  Operating
$ in millions         Year   Revenue      Profit        Revenue      Profit
------------------------------------------------------------------------------

Department Stores
  and Catalog         2000  $  4,319     $    81       $ 12,425     $   322
                      1999     4,541         226         12,810         489

Eckerd Drugstores     2000     3,136         (63)         9,602         (86)
                      1999     3,011          23          9,034         109

Direct Marketing      2000       288          65            869         191
                      1999       282          64            832         181

Total segments        2000     7,743          83         22,896         427
                      1999     7,834         313         22,676         779

Net interest and
  credit operations   2000        --        (112)            --        (329)
                      1999        --         (83)            --        (180)

Corporate and other
  unallocated, and
  acquisition
  amortization        2000        --         (22)            --         (98)
                      1999        --         (11)            --         (53)

Restructuring and
  other charges, net  2000        --           3             --        (204)
                      1999        --          --             --          --

Total Company         2000     7,743         (48)        22,896        (204)
                      1999     7,834         219         22,676         546

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition
-------------------

Merchandise inventories on a FIFO basis totaled $7,150 million at the end of the third quarter compared with $7,262 million last year. Inventories for department stores and catalog totaled $4,667 million at October 28, 2000 as compared with $4,899 million at the end of last year's third quarter. On a comparable store basis, inventories declined by approximately 7% from last year levels. The overall decline in stores and catalog inventory levels is the result of continued emphasis on reducing the number of weeks of inventory on hand and improving inventory productivity coupled with store closings. Eckerd drugstore inventories totaled $2,483 million compared with $2,363 million last year. The current cost of inventories exceeded the LIFO basis amount carried on the balance sheet by approximately $308 million at October 28, 2000, $270 million at January 29, 2000, and $263 million at October 30, 1999.

Properties, net of accumulated depreciation, totaled $5,153 million at October 28, 2000 compared with $5,434 million at the end of last year's third quarter. Balances reflect $60 million in asset impairment charges related to the closing of underperforming JCPenney stores, and $110 million to the closing of underperforming Eckerd drugstores, recorded in the first quarter of 2000 and the fourth quarter of 1999, respectively.

Goodwill and other intangible assets, net, totaled $2,967 million this year compared with $3,181 million at the end of 1999's third quarter.

At October 28, 2000 the consolidated balance sheet included reserves related to restructuring activities totaling $192 million, including $118 million related to current year activities. These reserves were established in connection with store closing programs and other restructuring activities recorded in the first quarter of 2000 as well as in 1997 and 1996. The reserves are related primarily to future lease obligations, severance and outplacement benefits, and other exit costs associated with store closings. Reserves were reduced by $95 million through the third quarter of 2000 as a result of lease and other payments ($54 million) and reserve adjustments ($41 million). See the discussion under the caption Restructuring and Other Charges, net, in Results of Operations and Note 1 to the interim financial statements for additional discussion about the charges recorded in 2000.

As previously announced, the Company has initiated an evaluation of all areas of its operations and currently expects to record charges in the fourth quarter of 2000 related to items such as, but not limited to, the closing of underperforming JCPenney stores, asset impairments, and higher levels of markdowns resulting from the migration to a centralized environment associated with its merchandising process redesign.

During the third quarter, the Company redeemed $300 million principal amount of
6.375 percent notes, due September 2000, at par. Through the end of the third quarter of 2000, the Company had retired $805 million of long-term debt.

Long-term debt is currently rated Baa3 by Moody's Investors Service and BBB- by Standard and Poor's Corporation as of the end of the third quarter, and the Company's commercial paper was rated P3 and A3 by the respective rating agencies.

In the third quarter the Company reduced its quarterly dividend on common stock from 28.75 cents to 12.5 cents per share, and paid such quarterly dividend on November 1, 2000, to stockholders of record on October 10, 2000.

Results of Operations
---------------------

Consolidated operating results
($ in millions)

                                           13 weeks ended              39 weeks ended
                                        --------------------       -----------------------
                                        Oct. 28,    Oct. 30,       Oct. 28,       Oct. 30,
                                          2000        1999           2000           1999
                                        --------    --------       ---------    ----------
Operating profit/(loss) by segment
  Department stores and catalog          $    81     $   226        $    322     $    489
  Eckerd drugstores                          (63)         23             (86)         109
  Direct Marketing                            65          64             191          181
                                        --------    --------       ---------    ---------
  Total segments                              83         313             427          779

  Corporate and other unallocated             (3)          7             (19)          27
  Net interest and credit operations        (112)        (83)           (329)        (180)
  Acquisition amortization                   (19)        (18)            (79)         (80)
  Restructuring and other charges, net         3          --            (204)          --
                                        --------    --------       ---------    ---------
  Income/(loss) before income taxes          (48)        219            (204)         546
  Income taxes                                18         (77)             79         (198)
                                        --------    --------       ---------    ---------
  Net income/(loss)                      $   (30)    $   142        $   (125)    $    348
                                        ========    ========       =========    =========


Segment profit totaled $83 million in the third quarter compared with $313 million in last year's period. Current period results were principally impacted by the softness in department store and catalog sales, leading to a more promotional environment, and sales declines for drugstore general merchandise categories coupled with a higher proportion of lower-margin managed care pharmacy sales.

The year over year change in corporate and other unallocated, which consists of real estate and investment gains and losses as well as other corporate items, is primarily related to charges in 2000 for the significant process and organizational changes under the ACT initiative. ACT, which represents a fundamental rebuilding of the department store and catalog merchandising process and organization, creating a centralized buying organization, will require process and organizational restructuring throughout the Company's corporate structure. The increase in net interest and credit operations this year is related to the sale of the Company's proprietary credit card portfolio in December 1999. Interest expense declined $55 million from last year; however, proprietary credit generated $84 million of income in last year's third quarter.

The Company had a net loss for the quarter of $30 million, or $0.15 per share, in this year's third quarter compared with income of $142 million, or $0.51 per share, in last year's period. Before the effects of non-comparable ACT-related items, the Company had a loss per share of $0.12 for the third quarter. On a year to date basis, the Company had a net loss of $125 million, or $0.57 per share, compared with net income of $348 million, or $1.24 per share, last year. While it is too early to accurately predict results for the balance of the fiscal year, management believes that fourth quarter earnings per share may be adversely affected if the current slowdown in the department store sector continues and it leads to a more promotional holiday season.

Segment Operating Results

Department Stores and Catalog
-----------------------------

                                        13 weeks ended           39 weeks ended
                                     --------------------     ---------------------
                                     Oct. 28,    Oct. 30,     Oct. 28,     Oct. 30,
                                       2000        1999        2000          1999
                                     --------    --------     ---------   ---------
($ in millions)
Retail sales, net                    $  4,319    $  4,541     $  12,425   $  12,810
Cost of goods sold                     (3,042)     (3,065)       (8,643)     (8,783)
SG&A expenses                          (1,196)     (1,250)       (3,460)     (3,538)
                                     --------    --------     ---------   ---------
Operating profit /(1)/               $     81    $    226     $     322   $     489


Sales percent increase/(decrease):
  Total department stores                (4.5)       (2.7)         (3.3)       (1.3)
  Comparable stores                      (3.7)       (3.0)         (2.9)       (0.9)
  Catalog                                (6.1)        0.1          (2.0)        3.1
Ratios as a percent of sales:
Gross margin                             29.6        32.5          30.4        31.4
SG&A expenses                            27.7        27.5          27.8        27.6
Operating profit                          1.9         5.0           2.6         3.8
EBITDA /(2)/                              3.8         8.9           4.8         8.4

(1) Operating profit represents pre-tax income before net interest expense, corporate and other unallocated, acquisition amortization, and restructuring and other charges, net. Operating profit in 1999 is shown before the effects of credit revenue net of related operating costs.

(2) Earnings before interest, income taxes, depreciation and amortization. 1999's EBITDA includes credit revenue, net of related operating costs. EBITDA is provided as an alternative assessment of operating performance and is not intended to be a substitute for GAAP measurements; calculations may be different for other companies.

Operating profit for department stores and catalog was $81 million in the third quarter compared with $226 million last year. Sales in department stores declined by 3.7% for comparable stores, those stores open at least twelve months. Sales were strongest in women's apparel, but most other merchandise lines were soft. Despite disappointing sales, merchandise inventories were controlled, declining approximately 7% on a comparable store basis from last year. Catalog sales decreased by 6.1% in this year's third quarter. E-commerce sales, which are included as a component of catalog sales, grew substantially from last year's levels, totaling $73 million this year compared with $20 million last year.

Gross margin for the segment totaled $1,277 million in the third quarter compared with $1,476 million last year. Margin in this year's quarter was negatively impacted by sales declines coupled with higher levels of clearance and promotional markdowns. As a percent of sales, margins declined by 290 basis points. SG&A expenses declined on a dollar basis for the quarter despite higher levels of spending on the expansion of the Company's e-commerce business. SG&A expenses were not leveraged as a percent of sales.

Operating profit for the nine months ended October 28, 2000 was $322 million versus $489 million in last year's comparable period. Sales for comparable department stores declined by 2.9 percent and catalog sales declined by 2.0 percent compared with last year's levels. Gross margin for the nine months declined by 100 basis points as a percent of sales, primarily as a result of higher levels of markdowns. SG&A expenses decreased from last year but were not leveraged as a percent of sales.


Eckerd Drugstores
-----------------

                                           13 weeks ended           39 weeks ended
                                       --------------------     ---------------------
                                       Oct. 28,    Oct. 30,     Oct. 28,     Oct. 30,
                                         2000        1999         2000         1999
                                       --------    --------     ---------    --------
($ in millions)
Retail sales, net                      $  3,136    $  3,011     $   9,602    $  9,034
Cost of goods sold                       (2,591)     (2,430)       (7,920)     (7,282)
SG&A expenses                              (608)       (558)       (1,768)     (1,643)
                                       --------    --------     ---------    --------
Operating profit/(loss) /(1)/          $    (63)   $     23     $     (86)   $    109


Sales percent increase:
  Total                                     4.2        20.9           6.3        20.4
  Comparable stores                         9.1         9.6           8.6        10.8
Ratios as a percent of sales:
FIFO gross margin                          17.8        19.7          17.9        19.8
LIFO gross margin                          17.4        19.3          17.5        19.4
SG&A expenses                              19.4        18.5          18.4        18.2
Operating profit/(loss)                    (2.0)        0.8          (0.9)        1.2
EBITDA /(2)/                               (0.4)        2.4           0.7         2.7

Ratios as a percent of sales, before
  the effects of non-comparable items: /(3)/
FIFO gross margin                          17.8        19.7          18.5        20.6
LIFO gross margin                          17.4        19.3          18.2        20.2
SG&A expenses                              19.4        18.5          18.3        17.7
Operating profit/(loss)                    (2.0)        0.8          (0.1)        2.5
EBITDA /(2)/                               (0.4)        2.4           1.5         4.1

(1) Operating profit/(loss) represents pre-tax income/(loss) before net interest expense, corporate and other unallocated, acquisition amortization, and restructuring and other charges, net.

(2) Earnings before interest, income taxes, depreciation and amortization. EBITDA is provided as an alternative assessment of operating performance and is not intended to be a substitute for GAAP measurements; calculations may be different for other companies.

(3) Non-comparable items consist pricipally of 2000 store closing activities and 1999 inventory adjustments.

Eckerd had an operating loss of $63 million in the third quarter compared with operating profit of $23 million in last year's period. Sales for the quarter increased by 9.1 percent for comparable stores. The increase was comprised of a
14.8 percent increase in pharmacy sales and a 1.0 percent decline in general merchandise sales.

Gross margin declined by 190 basis points as a percent of sales. The decline was principally related to a reduced level of higher-margin general merchandise sales, coupled with a higher proportion of lower-margin managed care pharmacy sales. Managed care pharmacy sales now account for approximately 89 percent of total pharmacy sales, an increase of approximately 200 basis points from last year's period. Gross margin includes LIFO charges of $13 million and $12 million for the third quarter of 2000 and 1999, respectively. SG&A expenses increased by 90 basis points as a percent of sales and were negatively impacted by the effects of new and relocated stores. These free-standing locations generate higher sales volumes but carry higher expense ratios until they mature.

Eckerd had an operating loss of $86 million for the nine months ended October 28, 2000 versus an operating profit of $109 million in last year's comparable period. Sales increased by 8.6 percent on a comparable store basis, led by a
13.8 percent increase in comparable store pharmacy sales. Gross margin on a comparable basis, before the effects of 2000 store closing activities and 1999 inventory adjustments, declined by 200 basis points as a percent of sales. The decline was primarily related to a higher proportion of managed care pharmacy sales and higher shrinkage run rates in this year's period. SG&A expenses increased by 60 basis points as a percent of sales. Eckerd recorded LIFO charges of $38 million this year compared with $36 million last year.

Direct Marketing
----------------

                                        13 weeks ended             39 weeks ended
                                     --------------------       --------------------
                                     Oct. 28,    Oct. 30,       Oct. 28,    Oct. 30,
                                       2000        1999           2000        1999
                                     --------    --------       ---------   --------
($ in millions)
Revenue                              $    288    $    282       $     869   $    832
Costs and expenses /(1)/                 (223)       (218)           (678)      (651)
                                     --------    --------        --------   --------
Operating profit /(2)/               $     65    $     64        $    191   $    181

Revenue, percent increase                 2.1        11.9             4.4       11.1
Operating profit as a percent
   of revenue                            22.6        22.7            22.0       21.8

(1) Includes amortization of deferred acquisition costs of $68 million and $58 million for the third quarter and $189 million and $165 million for the first nine months of 2000 and 1999, respectively.

(2) Operating profit represents pre-tax income before net interest expense, corporate and other unallocated, acquisition amortization, and restructuring and other charges, net.

Operating profit totaled $65 million for the quarter and $191 million year to date, increases of 1.6 percent and 5.5 percent from last year's comparable periods. Revenue totaled $288 million in the third quarter, an increase of 2.1 percent compared with a year ago, with the increase principally related to health insurance premiums, which account for approximately 74 percent of total insurance premiums and 61 percent of total revenues. For the first nine months, revenue totaled $869 million, an increase of 4.4 percent versus last year.

Corporate and Other Unallocated
-------------------------------

Corporate and other unallocated consists of real estate activities, investment transactions, and other items that are related to corporate initiatives or activities which are not allocated to an operating segment. Third quarter 2000 results include $15 million in pre-tax incremental expenses related to the Company's ACT initiative.

Net Interest Expense and Credit Operations
------------------------------------------

                                        13 weeks ended           39 weeks ended
                                     --------------------     ---------------------
                                     Oct. 28,    Oct. 30,     Oct. 28,     Oct. 30,
                                       2000        1999         2000         1999
                                     --------    --------     --------    ---------
($ in millions)
Credit revenue, net of
  operating expenses                 $     --    $     84     $     --    $     294
Interest expense, net                    (112)       (167)        (329)        (474)
                                     --------    --------     --------    ---------
Total                                $   (112)   $    (83)    $   (329)   $    (180)

As a result of the sale of its proprietary credit card portfolio to General Electric Capital Corporation in December 1999, the Company no longer generates revenues and expenses for its proprietary credit operation. Accordingly, this category represents interest expense in the current and all future periods.

Interest charges for the third quarter and for the year have decreased substantially, declining by $55 million for the quarter and $145 million for the year, as a result of the decline in outstanding debt balances. The proceeds from the sale of credit card receivables were used to repay short- and long-term debt.

Restructuring and Other Charges, net
------------------------------------

During the third quarter of 2000, the Company recorded a pre-tax net credit of $3 million related to restructuring charges and previously established restructuring reserves.

Income Taxes
------------

The Company's effective income tax rate, excluding the effects of non-comparable items, was 32.7 percent through the third quarter compared with 36.8 percent last year.

New Accounting Rules
--------------------

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". As amended by FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and FAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133", FAS No. 133 is effective for all fiscal quarters for fiscal years beginning after June 15, 2000. The Company has reviewed areas impacted by these rules, principally long-term debt, purchase commitments, and real estate leases, and has determined that current instruments do not contain terms or conditions that would be of a derivative nature. Accordingly, the Company does not expect the adoption of these new rules to have a material impact on results of operations or financial condition.

The FASB also issued FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which is effective for years beginning after December 15, 2000. The Company has not completed its review of these new rules but does not believe that it is a party to any transactions that would be impacted by these rules. The Company does, however, evaluate various financing alternatives and may be impacted in the future.

In addition, the Emerging Issues Task Force has reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which is effective for the Company's fourth quarter of 2000. The Company has not completed assessing the impact of these new rules, which relate primarily to its Catalog operations. These new rules will not change net income, but will impact classification of revenues and expenses associated with shipping and handling activities. Prior period amounts will be reclassified to conform with the presentation adopted in the fourth quarter.

Seasonality
-----------

The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one-third of annual sales. Accordingly, the results of operations for the 13 and 39 weeks ended October 28, 2000 are not necessarily indicative of the results for the entire year.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into any transactions using financial derivative instruments and believes that its exposure to market risk associated with other financial instruments, such as investments and borrowings, and interest rate fluctuations is not material.

This release may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect the Company's current views of future events and financial performance, involve known and unknown risks and uncertainties that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, competition, consumer demand, seasonality, economic conditions, and government activity. Investors should take such risks into account when making investment decisions.

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings.

     The Company has no material legal proceedings pending against it.

Item 2 - Changes in Securities and Use of Proceeds.

     (c) On September 13, 2000 the Company sold 39,618 shares of Common Stock, 50 cents par value, to Allen I. Questrom for an aggregate purchase price of $589,317.75. The issuance of such shares was exempt from registration under the Securities Act of 1933, as amended ("the Securities Act"), pursuant to Rule 506 of Regulation D of the Securities Act as an offering to a limited number of individuals.

Item 6 - Exhibits and Reports on Form 8-K.

     (a)  Exhibits
          --------

          The following documents are filed as exhibits to this report:

          10(a) J. C. Penney Company, Inc. 2000 New Associate Equity Plan.

          10(b) Employment Agreement dated as of September 25, 2000.

          10(c) Agreement dated as of September 30, 2000.

          12(a) Computation of ratios of available income to combined fixed charges and preferred stock dividend requirement.

          12(b) Computation of ratios of available income to fixed charges.

          27(a) Financial Data Schedule for the nine months ended October 28,
                2000.

          27(b) Restated Financial Data Schedule for the nine months ended
                October 30, 1999.

     (b)  Reports on Form 8-K
          -------------------

          The Company filed the following report on Form 8-K during the period covered by this report:

          Current Report on Form 8-K dated July 21, 2000 (Item 5 - Other
          Events).

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        J. C. PENNEY COMPANY, INC.




                                        By    /s/ W. J. Alcorn
                                           ----------------------------
                                                  W. J. Alcorn
                                           Vice President and Controller
                                           (Principal Accounting Officer)



Date: December 11, 2000