Form 10-K405
period 2001-01-27
PENNEY J C CO INC
filed 2001-04-24
CIK 77182

                                                                  CONFORMED COPY
                                                                  --------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For the 52 weeks ended January 27, 2001 Commission file number 1-777

                          J. C. PENNEY COMPANY, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         DELAWARE                                              13-5583779
-----------------------------------------------------        --------------
(State of incorporation)                                (I.R.S. Employer ID No.)

6501 LEGACY DRIVE, PLANO, TEXAS                                75024-3698
-----------------------------------------------------        --------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:          (972) 431-1000
-----------------------------------------------------        --------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $5,018,624,610 as of April 19, 2001.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 263,030,640 shares of Common Stock of 50c par value, as of April 19, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

     Documents from which portions           Parts of the Form 10-K
     are incorporated by reference           into which incorporated
     -----------------------------           -----------------------

1.   J. C. Penney Company, Inc.              Part I, Part II, and
     2000 Annual Report to Stockholders      Part IV

2.   J. C. Penney Company, Inc.              Part III
     2001 Proxy Statement

3.   J. C. Penney Funding Corporation        Part I and Part IV
     Form 10-K for fiscal year 2000

                                    PART I
                                    ------

1.   Business.
     --------

     J. C. Penney Company, Inc. ("Company") was founded by James Cash Penney in 1902. Incorporated in Delaware in 1924, the Company has grown to be a major retailer, operating 1,111 JCPenney department stores in all 50 states, Puerto Rico, and Mexico. In addition, the Company operates 49 Renner department stores in Brazil. The major portion of the Company's business consists of providing merchandise and services to consumers through department stores, catalog departments, and the Internet. Department stores, catalog and the Internet generally serve the same customers, have virtually the same mix of merchandise and the majority of catalog sales are completed in department stores. In addition, department stores accept returns from sales initiated in department stores, catalog and by the Internet. The Company markets predominantly family apparel, jewelry, shoes, accessories, and home furnishings. In addition, the Company, through its subsidiary, Eckerd Corporation ("Eckerd"), operates a chain of 2,640 drugstores located throughout the Southeast, Sunbelt, and Northeast regions of the United States.

     On March 7, 2001, the Company signed a definitive agreement with a U.S. subsidiary of AEGON N.V. for the sale of the assets of its J. C. Penney Direct Marketing Services, Inc. ("DMS") business consisting of the stock of its insurance subsidiaries and related businesses. At closing the Company will receive cash proceeds of approximately $1.3 billion plus settlements from intercompany accounts. Concurrent with the closing, the Company will enter into a 15-year marketing and licensing arrangement with the AEGON N.V. subsidiary, pursuant to which the Company or its agent will receive cash payments with a present value of up to $300 million. The Company's financial statements are presented to reflect DMS as a discontinued operation.

     The business of marketing merchandise and services is highly competitive. Although the Company is one of the largest department store and drugstore retailers in the United States, it has numerous competitors. Many factors enter into the competition for the consumer's patronage, including price, quality, style, service, product mix, convenience, and credit availability. The Company's annual earnings depend to a significant extent on the results of operations for the last quarter of its fiscal year. Sales for that period average approximately 30 per cent of annual sales.

     Information about certain aspects of the business of the Company included under the captions of "Discontinued Operations" (page 20), "Restructuring and Other Charges, Net", (pages 25 to 27), and "Segment Reporting" (pages 29 to 30), which appear in the section of the Company's 2000 Annual Report to Stockholders entitled "Notes to the Consolidated Financial Statements", "Five Year Financial Summary" (page 31), "Five Year Operations Summary" (page 32), and "Supplemental Data (unaudited)" (pages 33 to 34), which appear in the Company's 2000 Annual Report to Stockholders on the pages indicated in the parenthetical references, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 1 of Form 10-K.

     In addition, information about J. C. Penney Funding Corporation, a wholly owned consolidated subsidiary of the Company, which appears in Item 1 of its separate Annual Report on Form 10-K for the fiscal year ended January 27, 2001, is incorporated herein by reference and filed hereto as Exhibit 99(a) in response to Item 1 of Form 10-K.

     Suppliers.  The Company purchases its merchandise from approximately 2,200
     ---------
domestic and foreign suppliers, many of which have done business with the Company for many years. In addition, Eckerd purchases merchandise and pharmaceuticals from approximately 3,700 suppliers, substantially all of which are domestic. The majority of Eckerd's suppliers have done business with Eckerd for many years. In addition to its Plano, Texas Home Office, the Company, through its international purchasing subsidiary, maintained buying offices in sixteen foreign countries and quality assurance inspection offices in an additional six foreign countries as of January 27, 2001.

     Employment.  The Company and its consolidated subsidiaries employed
     ----------
approximately 267,000 persons as of January 27, 2001.

     Environment.  Environmental protection requirements did not have a material
     -----------
effect upon the Company's operations during fiscal 2000. While management believes it unlikely, it is possible that compliance with such requirements will lengthen lead time in expansion plans and increase construction, and therefore operating, costs due in part to the expense and time required to conduct environmental and ecological studies and related remediation.

     Forward-Looking Statements.  This Annual Report on Form 10-K may contain
     --------------------------
forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect the Company's current views of future events and financial performance, involve known and unknown risks and uncertainties that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, competition, consumer demand, seasonality, economic conditions, and government activity. Investors should take such risks into account when making investment decisions.

2.   Properties.
     ----------

     At January 27, 2001, the Company operated 3,800 retail stores, comprised of 1,111 JCPenney department stores, 49 Renner department stores and 2,640 drugstores, in all 50 states, Puerto Rico, Brazil, and Mexico, of which 210 JCPenney department stores, one Renner department store and 49 drugstores were owned. The Company also operated six catalog fulfillment centers, of which five were owned. The Company operated eight store distribution centers of which four were owned. Eckerd operated and owned eight drugstore distribution centers.
The Company also owned the Company's Home Office facility,

DMS and Eckerd corporate offices, and Renner's corporate headquarters in Porto Allegre, Brazil. In addition, the Company owned as part of its Home Office approximately 240 acres of property in Plano, Texas, adjacent to the facility. Information relating to certain of the Company's facilities included under the caption "Five Year Operations Summary", which appears on page 32 of the Company's 2000 Annual Report to Stockholders, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 2 of Form 10-K.

3.   Legal Proceedings.
     -----------------

     The Company has no material legal proceedings pending against it.

4.   Submission of Matters to a Vote of Security Holders.
     ---------------------------------------------------

     No matter was submitted to a vote of stockholders during the fourth quarter of fiscal 2000.

                     Executive Officers of the Registrant
                     ------------------------------------

The following is a list, as of April 1, 2001, of the names and ages of the executive officers of the Company and of the offices and other positions held by each such person with the Company. The terms of all executive officers will expire on May 18, 2001. There is no family relationship between any of the named persons.

                            Offices and other positions
Name                           held with the Company                      Age
----                           ---------------------                      ---

Allen Questrom         Chairman of the Board and
                          Chief Executive Officer; Director                61
Vanessa J. Castagna    Executive Vice President and Chief
                          Operating Officer, JCPenney
                          Stores, Merchandising and Catalog                50
Robert B. Cavanaugh    Executive Vice President and Chief
                          Financial Officer                                49
Gary L. Davis          Executive Vice President, Chief Human
                          Resources and Administration Officer             57
J. Wayne Harris        Chairman of the Board and
                          Chief Executive Officer,
                          Eckerd Corporation                               61
Charles R. Lotter      Executive Vice President, Secretary
                          and General Counsel                              63
Stephen F. Raish       Executive Vice President
                          and Chief Information Officer                    50

______________________

     Mr. Questrom has served as Chairman of the Board and Chief Executive Officer of the Company since September 13, 2000. Prior to joining the Company, Mr. Questrom served as Chairman of the Board from

1999 to January 2001, and Chief Executive Officer from 1999 to 2000, of Barney's New York, Inc., Chairman of the Board and Chief Executive Officer of Federated Department Stores, Inc. from 1990 to 1997, and President and Chief Executive Officer of Neiman Marcus Stores from 1988 to 1990. He was the senior policy maker in these positions. Prior to assuming these positions, Mr. Questrom held executive, senior management, and senior merchandise manager positions at Federated Department Stores.

     Ms. Castagna was elected Executive Vice President and Chief Operating Officer of JCPenney Stores, Merchandising and Catalog in 1999. Prior to joining the Company, Ms. Castagna served as senior vice president and general merchandise manager for women's and children's accessories and apparel at Wal-Mart Stores Division since 1996. Ms. Castagna's responsibilities at Wal-Mart also included product, trend, and brand development for family apparel. She joined Wal-Mart in 1994 as senior vice president and general merchandising manager for home decor, furniture, crafts and children's apparel. Prior to joining Wal-Mart, Ms. Castagna served in several senior level positions in the retailing industry, including senior vice president, general merchandising manager for women's and juniors for Marshalls stores, a division of TJX Companies, and vice president, merchandising - women's at Target Stores, a division of Dayton Hudson Corporation (now known as Target Corporation).

     Mr. Cavanaugh was elected Executive Vice President and Chief Financial Officer of the Company effective January 2, 2001. He was elected Senior Vice President and Chief Financial Officer of Eckerd Corporation, a subsidiary of the Company, in 1999. From 1995 to 1999 he served as Vice President of the Company and from 1996 to 1999 he served as Vice President and Treasurer of the Company. He was elected to serve as a director of Eckerd Corporation in 2001.

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

     Mr. Harris was elected Chairman of the Board and Chief Executive Officer of Eckerd Corporation, a subsidiary of the Company, effective October 1, 2000. Prior to joining the Company, Mr. Harris served as Chairman of the Board and Chief Executive Officer of The Grand Union Company from 1997 to 2000, and he served as Chairman of the Board and Chief Executive Officer of Canadian Co./GAP from 1995 to 1997, and held various other executive and senior management positions with the Great Atlantic & Pacific Company, and also The Kroger Co.

     Mr. Lotter was elected an Executive Vice President of the Company in 1993. He was elected Senior Vice President, General Counsel and Secretary in 1987. He has served also as a director of Eckerd Corporation since 1996.

     Mr. Raish was elected Executive Vice President and Chief Information Officer of the Company effective January 2, 2001. In 1996 he was named Director of Coordination, JCPenney Stores. He was elected Divisional Vice President in 1997. In 1998 he was elected President, Home and Leisure Division and in 1999 he was named President of the Accelerating Change Together (ACT) initiative, the Company's centralized merchandising process in department stores and catalog.

                                    PART II
                                    -------

5.   Market for Registrant's Common Equity
     and Related Stockholder Matters.
     -------------------------------------

     The Company's Common Stock is traded principally on the New York Stock Exchange, as well as on other exchanges in the United States. In addition, the Company has authorized 25 million shares of Preferred Stock, of which 664,314 shares of Series B ESOP Convertible Preferred Stock were issued and outstanding at January 27, 2001. Additional information relating to the Common Stock and Preferred Stock of the Company included under the captions "Consolidated Statements of Stockholders' Equity" (page 16), "Capital Stock" (pages 22 to 23), and "Quarterly Data (Unaudited)" (page 31), which appear in the Company's 2000 Annual Report to Stockholders on the pages indicated in the parenthetical references, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 5 of Form 10-K.

6.   Selected Financial Data.
     -----------------------

     Information for the fiscal years 1996-2000 included in the "Five Year Financial Summary" on page 31 of the Company's 2000 Annual Report to Stockholders is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 6 of Form 10-K.

7.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations.
     ---------------------------------------------

     The discussion and analysis included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", which appears in the Company's 2000 Annual Report to Stockholders on pages 6 through 12 thereof, is incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 7 of Form 10-K.

     Forward-Looking Statements.
     --------------------------

     This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, which reflect the Company's current views of future events and financial performance, involve known and unknown risks and uncertainties that may cause the Company's actual results to be materially different from planned or expected results. Those risks and uncertainties include, but are not limited to, competition, consumer demand, seasonality, economic conditions, and government activity. Investors should take such risks into account when making investment decisions.

7A.  Quantitative and Qualitative Disclosures About Market Risk.
     ----------------------------------------------------------

     The Company maintains a majority of its cash and cash equivalents in short term financial instruments with original maturities of three months or less. Such investments are subject to interest rate risk and may have a small decline in value if interest rates increase. Since the financial instruments are of short duration, a change of 100 basis points in interest rates would not have a material effect on the Company's financial condition.

     The Company's outstanding long-term debt as of January 27, 2001 is at fixed interest rates and would not be affected by interest rate changes. Future borrowings under the Company's five-year revolving credit facility, to the extent that fluctuating rate loans were used, would be affected by interest rate changes. As of January 27, 2001 no borrowings had been made under this facility. The Company does not believe that a change of 100 basis points in interest rates would have a material effect on the Company's financial condition.

     See the discussion and analysis under "Effect of new accounting standards" (page 20), "Fair Value of Financial Instruments" (page 22),and "Short Term Debt" (page 22) which appear in the Company's 2000 Annual Report to Stockholders on the pages indicated in the parenthetical references which are incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 7A of Form 10-K.

8.   Financial Statements and Supplementary Data.
     -------------------------------------------

     The Consolidated Balance Sheets of the Company and subsidiaries as of January 27, 2001 and January 29, 2000, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended January 27, 2001, appearing on pages 14 through 17 of the Company's 2000 Annual Report to Stockholders, together with the Independent Auditors' Report of KPMG LLP, independent certified public accountants, appearing on page 13 of the Company's 2000 Annual Report to Stockholders, the Notes to the Consolidated Financial Statements on pages 18 through 30, and the quarterly financial highlights ("Quarterly Data (unaudited)")appearing on page 31 thereof, are incorporated herein by reference and filed hereto as Exhibit 13 in response to Item 8 of Form 10-K.

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure.
     -----------------------------------

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

10.  Directors and Executive Officers of the Registrant.*
     --------------------------------------------------

11.  Executive Compensation.*
     ----------------------

12.  Security Ownership of Certain Beneficial
     ----------------------------------------
     Owners and Management.*
     ---------------------

13.  Certain Relationships and Related Transactions.*
     ----------------------------------------------

__________________

     * Pursuant to General Instruction G to Form 10-K, the information called for by Items 10, with respect to directors of the Company (to the extent not set forth in Part I hereof), 11, 12, and 13 is incorporated by reference to the Company's 2001 Proxy Statement, which involves the election of directors, the final copy of which the Company filed with the Securities and Exchange Commission, pursuant to Regulation 14A, on April 11, 2001.


                                    PART IV
                                    -------

14.  Exhibits, Financial Statement Schedules, and
     Reports on Form 8-K.
     -------------------

     (a) 1.    All Financial Statements. See Item 8 of this Annual Report on
Form 10-K for financial statements incorporated by reference to the Company's 2000 Annual Report to Stockholders.

     (a) 2.    Financial Statement Schedules.  Schedule II (Valuation and
Qualifying Accounts and Reserves) is attached on Page F-1. See Independent Auditors' Report of KPMG LLP, independent certified public accountants, appearing on page 13 of this Annual Report on Form 10-K.

     All other schedules have been omitted as they are inapplicable or not required under the rules, or the information has been submitted in the consolidated financial statements and related financial information included in the Company's 2000 Annual Report to Stockholders incorporated herein by reference and filed hereto as Exhibit 13.

     Separate financial statements are filed for J. C. Penney Funding Corporation, a wholly owned consolidated subsidiary, in its separate Annual Report on Form 10-K for the 52 weeks ended January 27, 2001, which financial statements, together with the Independent Auditors'

Report of KPMG LLP thereon, are incorporated herein by reference and filed hereto as Exhibit 99(b).

     (a) 3.  Exhibits. See separate Exhibit Index on pages G-1 through G-10.

     (b)     Reports on Form 8-K during the fourth quarter of fiscal 2000.

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



                              J. C. PENNEY COMPANY, INC.
                              ---------------------------------
                                    (Registrant)



                              By:      /s/ R. B. Cavanaugh
                                   ----------------------------
                                   R. B. Cavanaugh
                                   Executive Vice President
                                   and Chief Financial Officer


Dated: April 24, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures          Title                              Date
     ----------          -----                              ----

A. I. Questrom*          Chairman of the Board and          April 24, 2001
---------------------    Chief Executive Officer
A. I. Questrom           (principal executive officer);
                         Director


/s/ R. B. Cavanaugh      Executive Vice President and       April 24, 2001
---------------------    Chief Financial Officer
R. B. Cavanaugh          (principal financial officer)


W. J. Alcorn*            Vice President and Controller      April 24, 2001
---------------------    (principal accounting officer)
W. J. Alcorn

M. A. Burns*             Director                           April 24, 2001
---------------------
M. A. Burns

T. J. Engibous*          Director                           April 24, 2001
---------------------
T. J. Engibous

K. B. Foster*            Director                           April 24, 2001
---------------------
K. B. Foster

V. E. Jordan, Jr.*       Director                           April 24, 2001
---------------------
V. E. Jordan, Jr.

J. C. Pfeiffer*          Director                           April 24, 2001
---------------------
J. C. Pfeiffer

A. W. Richards*          Director                           April 24, 2001
---------------------
A. W. Richards

F. Sanchez-Loaeza*       Director                           April 24, 2001
---------------------
F. Sanchez-Loaeza

C. S. Sanford, Jr.*      Director                           April 24, 2001
---------------------
C. S. Sanford, Jr.

R. G. Turner*            Director                           April 24, 2001
---------------------
R. G. Turner

*By: /s/ R. B. Cavanaugh
    ---------------------
    R. B. Cavanaugh
    Attorney-in-fact

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Board of Directors of
J. C. Penney Company, Inc.:

Under date of February 22, 2001, we reported on the consolidated balance sheets of J. C. Penney Company, Inc. and Subsidiaries as of January 27, 2001 and January 29, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended January 27, 2001, as contained in the 2000 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Company's Annual Report on Form 10-K for the 2000 fiscal year. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in Item 14(a)(2) of the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                             /s/ KPMG LLP

Dallas, Texas
February 22, 2001

                                                                     SCHEDULE II

                          J. C. PENNEY COMPANY, INC.
                               AND SUBSIDIARIES

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Amounts in millions)

======================================================================================================================
                                                            52 Weeks               52 Weeks              52 Weeks
                                                             Ended                  Ended                  Ended
                                                          January 27,            January 29,            January 30,
Description                                                   2001                   2000                  1999
======================================================================================================================
Reserves deducted from assets
-----------------------------

Allowance for doubtful accounts (1)
         Balance at beginning of period                      $       -            $       118               $    105
         Additions charged to costs and
             expenses                                                -                    105                    241
         Deductions of write-offs, less
             recoveries                                              -                   (147)                  (228)
         Reduction in reserves related
             to the sale of the bank
             receivables portfolio                                   -                    (76)                     -
                                                             ---------            -----------               --------
         Balance at end of period                            $       -            $         -               $    118
                                                             =========            ===========               ========

          (1) Excludes amounts related to the Company's retained interest in JCP Master Credit Card Trust.


Other reserves
         Valuation reserve - retained interest
             in JCP Master Credit Card Trust                 $       -            $         -               $     15
         Other receivables                                          30                     20                     33
         Restructuring and other charges, net                      258                    111                    135
         State tax valuation allowance                              30                      -                      -
                                                             ---------            -----------               --------
                                                             $     318            $       131               $    183
                                                             =========            ===========               ========

                                 EXHIBIT INDEX
                                 -------------
     Exhibit
     -------

3.   (i)  Articles of Incorporation Restated Certificate of Incorporation
          -------------------------
          of the Company, as amended (incorporated by reference to Exhibit 3(i) to Company's Annual Report on Form 10-K for the 52 week period ended January 30, 1999*).

     (ii) Bylaws  Bylaws of Company, as amended to February 14, 2001.
          ------

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

10.  Material contracts
     ------------------

     i)   Other than Compensatory Plans or Arrangements
          ---------------------------------------------

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

     (e) Agreement dated as of September 30, 2000 between the Company and J. E. Oesterreicher (incorporated by reference to Exhibit 10(c) to Company's Quarterly Report on Form 10-Q for the 13 and 39 week periods ended October 28, 2000*).

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

     (ag) J. C. Penney Company, Inc. 1997 Equity Compensation Plan (incorporated by reference to Exhibit A to Company's definitive proxy statement for its Annual Meeting of Stockholders held on May 16, 1997*).

     (ah) J. C. Penney Company, Inc. 1998 EVA Performance Plan (incorporated by reference to Exhibit 10(ii)(aj) to Company's Annual Report on Form 10-K for the 53 weeks ended January 31, 1998*).

     (ai) J. C. Penney Company, Inc. Mirror Savings Plan I and II as amended through January 1, 1999 (incorporated by reference to Exhibit 10(ii)(aj) to Company's Annual Report on Form 10-K for the 52 weeks ended January 30, 1999*).

     (aj) July 14, 1999 Amendment to J. C. Penney Company, Inc. Mirror Savings Plan I and II (incorporated by reference to Exhibit 10(d) to Company's Quarterly Report on Form 10-Q for the 13 and 26 weeks ended July 31, 1999*).

     (ak) J. C. Penney Company, Inc. 1999 Separation Allowance Program for Profit-Sharing Management Associates, effective July 14, 1999, as amended September 8, 1999 (incorporated by reference to Exhibit 10(a) to Company's Quarterly Report on Form 10-Q for the 13 and 26 weeks ended July 31, 1999*).

     (al) J. C. Penney Company, Inc. Mirror Savings Plan III, effective August 1, 1999 (incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the 13 and 39 weeks ended October 30, 1999*).

     (am) Employment Agreement dated as of August 1, 1999 between the Company and V. J. Castagna (incorporated by reference to Exhibit 10(b) to Company's Quarterly Report on Form 10-Q for 13 and 39 weeks ended October 30, 1999*).

     (an) Form of Severance Agreement (incorporated by references to Exhibit 10(p) to Company's Annual Report on Form 10-K for the 52 week period ended January 29, 2000*).

     (ao) December 10, 1999 Amendments to Mirror Savings Plans I, II, and III (incorporated by reference to Exhibit 10(aq) to Company's Annual Report on Form 10-K for the 52 week period ended January 29, 2000*).

     (ap) March 7, 2000 Amendment to Supplemental Retirement Program for Management Profit-Sharing Associates of J. C. Penney Company, Inc. (incorporated by reference to Exhibit 10(a) to Company's Quarterly Report on Form 10-Q for the 13 week period ended April 29, 2000*).

     (aq) Form of Succession Severance Agreement dated May 19, 2000, as amended June 1, 2000 and June 14, 2000 (incorporated by reference to Exhibit 10(a) to Company's Quarterly Report on Form 10-Q for the 13 and 26 week periods ended July 29, 2000*).

     (ar) Employment Agreement dated as of July 21, 2000 between the Company and
          A. I. Questrom (incorporated by reference to Exhibit 10 to Company's Current Report on Form 8-K dated July 21, 2000*).

     (as) J. C. Penney Company, Inc. 2000 New Associate Equity Plan (incorporated by reference to Exhibit 10(a) to Company's Quarterly Report on Form 10-Q for the 13 and 39 week periods ended October 28, 2000*).

     (at) Employment Agreement dated as of September 25, 2000 between the Company and J. W. Harris (incorporated by reference to Exhibit 10(b) to Company's Quarterly Report on Form 10-Q for the 13 and 39 week periods ended October 28, 2000*).

     (au) December 11, 2000 Amendments to Mirror Savings Plans I, II, and III.

     (av) Amendment No.1, dated as of May 19, 2000, to the Employment Agreement dated as of August 1, 1999 between the Company and V. J. Castagna.

     (aw) Incentive Compensation Agreements dated as of January 2, 2001, between the Company and G. L. Davis, C. R. Lotter, and M. W. Taxter.

*  SEC file number 1-777

11.  Statement re: Computation of per share earnings
     -----------------------------------------------

     See Calculation of Earnings Per Share on page 21 of Company's 2000 Annual Report to Stockholders.

12.  Statement re: Computation of ratios
     -----------------------------------

     (a) Computation of Ratios of Available Income to Combined Fixed Charges and Preferred Stock Dividend Requirement.
     (b)  Computation of Ratios of Available Income to Fixed Charges.

13.  Annual report to security holders
     ---------------------------------

     Excerpt from Company's 2000 Annual Report to Stockholders.

21.  Subsidiaries of the registrant
     ------------------------------

     List of certain subsidiaries of the Company at April 1, 2001.

23.  Independent Auditors' Consent
     -----------------------------

24.  Power of Attorney
     -----------------

99.  Additional Exhibits
     -------------------

     (a) Item 1 of J. C. Penney Funding Corporation Annual Report on Form 10-K for the 52 weeks ended January 27, 2001 (incorporated by reference to J. C. Penney Funding Corporation Annual Report on Form 10-K for the 52 weeks ended January 27, 2001 filed concurrently herewith, SEC File No. 1-4947-1).

     (b)  Excerpt from J. C. Penney Funding Corporation Annual Report.