Form 10-Q
period 2001-04-28
PENNEY J C CO INC
filed 2001-06-12
CIK 77182

                                                                (CONFORMED COPY)



                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.
                                     20549

                               _________________

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                               _________________

For the 13 week period                              Commission file number 1-777
ended April 28, 2001

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

                               _________________

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

263,193,338 shares of Common Stock of 50 cents par value, as of June 1, 2001.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.
         --------------------

Statements of Operations
(Amounts in millions, except per share data)


                                                           13 weeks ended
                                                   -----------------------------
                                                     Apr. 28,         Apr. 29,
                                                       2001             2000
                                                   -----------       -----------
Retail sales, net                                     $7,522            $7,528
Costs and expenses
    Cost of goods sold                                 5,288             5,304
    Selling, general and administrative
      expenses                                         2,045             2,087
    Other unallocated                                    (17)                7
    Net interest expense                                  98               113
    Acquisition amortization                              35                36
    Restructuring and other charges, net                   5               232
                                                   -----------       -----------
Total costs and expenses                               7,454             7,779
                                                   -----------       -----------
Income/(loss) from continuing operations
    before income taxes                                   68              (251)
Income taxes                                              27               (95)
                                                   -----------       -----------
Income/(loss)from continuing operations                   41              (156)
Income from discontinued operations
    net of income tax                                      -                38
                                                   -----------       -----------
Net income/(loss)                                    $    41            $ (118)
                                                   ===========       ===========

Earnings/(loss)per common share
Income/(loss) from continuing operations             $    41            $ (156)
Less preferred stock dividends                            (8)               (8)
                                                   -----------       -----------
Earnings/(loss)for basic and
    diluted EPS                                      $    33            $ (164)


Shares
Average shares outstanding (used
    for basic EPS)                                       263               261
Dilutive common stock equivalents                          1                 -
                                                   -----------       -----------
Average diluted shares outstanding                       264               261

Earnings/(loss) per share from
    continuing operations
Basic                                                 $ 0.13            $(0.63)
Diluted                                               $ 0.13            $(0.63)

Earnings/(loss) per share
Basic                                                 $ 0.13            $(0.48)
Diluted                                               $ 0.13            $(0.48)


See Notes to the Unaudited Interim Consolidated Financial Statements.

Balance Sheets
(Amounts in millions)

                                                       Apr. 28,            Apr. 29,             Jan. 27,
                                                        2001                 2000                 2001
                                                  ----------------     ----------------     ----------------
ASSETS
Current assets
    Cash (including short-term investments
       of $560, $503 and $935)                     $        568            $    506             $    944
    Receivables, net                                        946                 896                  893
    Merchandise inventories                               5,372               5,896                5,269
    Prepaid expenses                                        174                 411                  151
                                                  ----------------     ----------------     ----------------
         Total current assets                             7,060               7,709                7,257

Properties, net of accumulated
    depreciation of $3,018, $2,986
    and $2,948                                            5,024               5,114                5,114

Goodwill and other intangible assets
    net of accumulated amortization
    of $487, $367 and $452                                2,835               2,956                2,870

Other assets                                              1,486               1,327                1,474

Assets of discontinued operations
    (including cash and short-term
    investments of $108, $122 and $156)                   3,137               2,893                3,027
                                                  ----------------     ----------------     ----------------

Total assets                                       $     19,542            $ 19,999             $ 19,742
                                                  ================     ================     ================

See Notes to the Unaudited Interim Consolidated Financial Statements.

Balance Sheets
(Amounts in millions)

                                                                     Apr. 28,              Apr. 29,             Jan. 27,
                                                                       2001                  2000                 2001
                                                                 ---------------       ----------------     ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses                         $     3,786            $    2,994           $    3,877
    Short-term debt                                                        10                    18                    -
    Current maturities of long-term debt                                  700                   550                  250
    Deferred taxes                                                        123                   167                  108
                                                                 ---------------       ----------------     ----------------
         Total current liabilities                                      4,619                 3,729                4,235

Long-term debt                                                          4,746                 5,593                5,448

Deferred taxes                                                          1,120                 1,084                1,136

Other liabilities                                                       1,059                   988                  978

Liabilities of discontinued operations                                  1,783                 1,571                1,686
                                                                 ---------------       ----------------     ----------------

         Total liabilities                                             13,327                12,965               13,483

Stockholders' equity
Capital stock
    Preferred stock, without par value:
      authorized, 25 million shares -
      issued and outstanding, 0.6, 0.7,
      0.6 million shares of Series B
      ESOP convertible preferred                                          388                   430                  399
    Common stock, par value $0.50:
      authorized, 1,250 million shares -
      issued, 263, 261, 263 million
      shares                                                            3,301                 3,275                3,294
                                                                 ---------------       ----------------     ----------------
Total capital stock                                                     3,689                 3,705                3,693
                                                                 ---------------       ----------------     ----------------

Reinvested earnings
    At beginning of year                                                2,636                 3,590                3,590
    Net income/(loss)                                                      41                  (118)                (705)
    Common stock dividends declared                                       (33)                  (75)                (216)
    Preferred stock dividends
      declared, net of tax                                                  -                     -                  (33)
                                                                 ---------------       ----------------     ----------------
    Reinvested earnings at end
      of period                                                         2,644                 3,397                2,636

    Accumulated other comprehensive loss                                 (118)                  (68)                 (70)
                                                                 ---------------       ----------------     ----------------

    Total stockholders' equity                                          6,215                 7,034                6,259
                                                                 ---------------       ----------------     ----------------

Total liabilities and
    stockholders' equity                                          $    19,542            $   19,999           $   19,742
                                                                 ===============       ================     ================

See Notes to the Unaudited Interim Consolidated Financial Statements.

Statements of Cash Flows
(Amounts in millions)
                                                         13 weeks ended
                                               ---------------------------------
                                                 Apr. 28,             Apr. 29,
                                                   2001                 2000
                                               ------------         ------------

Cash flows from operating activities

Income/(loss) from continuing operations        $     41              $    (156)
Restructuring and other charges, net                   5                    232
Depreciation and amortization,
    including intangible assets                      192                    184
Non-cash real estate gain                            (26)                     -
Deferred taxes                                        (1)                   (88)
Change in cash from:
    Other receivables                                (53)                    25
    Inventory, net of trade payables                 (62)                   179
    Current income taxes payable                     182                     13
    Other assets and liabilities, net               (206)                  (242)
                                               ------------         ------------
                                                      72                    147

Cash flows from investing activities

Capital expenditures                                (157)                  (145)
Proceeds from the sale of investment
    securities                                         -                     18
                                               ------------         ------------

                                                    (157)                  (127)
                                               ------------         ------------

Cash flow from financing activities

Change in short-term debt                             10                   (312)
Payment of long-term debt                           (252)                  (327)
Common stock issued, net                               7                      9
Preferred stock redemption                           (10)                   (16)
Dividends paid, preferred and common                 (33)                   (74)
                                               ------------         ------------
                                                    (278)                  (720)
                                               ------------         ------------
Cash (paid to)/received from
    discontinued operations                          (13)                    51
                                               ------------         ------------
Net (decrease) in cash and
    short-term investments                          (376)                  (649)
Cash and short-term investments at
    beginning of year                                944                  1,155
                                               ------------         ------------
Cash and short-term investments at
    end of first quarter                        $    568              $     506
                                               ============         ============


Supplemental Disclosures
      Interest paid                             $    166              $     180
      Income taxes (received)/ paid             $   (168)             $       3



See Notes to the Unaudited Interim Consolidated Financial Statements.

Notes to the Unaudited Interim Consolidated Financial Statements


1) Summary of Significant Accounting Policies
   ------------------------------------------

A description of the Company's significant accounting policies is included in the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 2001 (the "2000 10-K"). The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto in the 2000 10-K.

The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. Because of the seasonal nature of the retail business, operating results for the three-month periods are not necessarily indicative of the results that may be expected for the entire year.

As disclosed in the 2000 10-K, prior year amounts in the accompanying unaudited consolidated financial statements have been presented to reflect J. C. Penney Direct Marketing Services, Inc. (DMS) as a discontinued operation, the reclassification of shipping and handling fees billed to customers from selling, general and administrative (SG&A) to retail sales and related costs to cost of goods sold, and rent and occupancy costs from cost of goods sold to SG&A expenses. Certain other amounts have been reclassified to conform to the current period presentation.

In the second quarter of 2001, the Company will adopt the provisions of Statement of Financial Accounting Standard (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of SFAS No. 125 with the same title. It revises the standards for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures, but otherwise retains most of SFAS No. 125's provisions. SFAS No. 140 is effective for transfers occurring after March 31, 2001. The Company completed a sale of certain Eckerd drugstores' managed care receivables in May 2001, which will meet the criteria of SFAS No. 140 to be accounted for as a sale of receivables. See Note 8 for a discussion of the transaction.

The Company has adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133". The Company has reviewed areas impacted by these rules, principally long-term debt, purchase commitments for goods and services and real estate leases. There is no material impact on the Company's consolidated financial position or results of operations.

2) Restructuring and Other Charges, Net
   ------------------------------------

During the first quarter of 2001, the Company recorded a net pretax charge of $5 million related to previous restructuring programs and adjustments to previously established restructuring reserves. The $5 million charge was comprised of $2 million related to JCPenney unit closings, $1 million related to Eckerd asset impairments and $2 million for severance benefits paid to certain members of senior management.

3) Restructuring Reserves
   ----------------------

Over the past few years, the Company has established reserves for the closing of underperforming department stores and drugstores, related exit costs and workforce adjustment programs. The majority of the remaining reserves represent the present value of future lease obligations for both department stores and drugstores that have closed or were identified for closing. The table below provides a rollforward of the reserves that were established for each of these charges and the status of the reserves at April 28, 2001. Costs are being charged against the reserves as incurred. Reserves are reviewed for adequacy on a periodic basis and are adjusted as appropriate based on those reviews. Cash payments related to these reserves are expected to be approximately $90 million in 2001 and the remaining cash payments are expected to be made by the end of 2005.

                                                       2000                                 1st Qtr 2001 YTD
                                                                  ------------------------------------------------------------------
                                                     Year End           2001             Cash             Other          Ending
                                                      Reserve          Charges         Payments          Changes         Balance
                                                 -----------------------------------------------------------------------------------
($ in millions)

1996 and 1997 charges
Department stores and catalog
     Future lease obligations                     $     4          $     -          $     -          $     -          $    4
Eckerd drugstores
     Future lease obligations                          68                -               (2)               -              66
                                                 -----------------------------------------------------------------------------------
Total 1996 and 1997 charges                            72                -               (2)               -              70

2000 charges
Department stores and catalog
     Future lease obligations                          68                -               (6)               -              62
     Severance                                          6                -               (1)               -               5
     Contract cancellations                            11                -               (1)               -              10
     Headcount reductions                               9                -               (7)               -               2
Eckerd drugstores
     Future lease obligations                          63                -               (4)              (1)             58
     Other exit costs                                   2                -                -                -               2
     Contract cancellations                            24                -                -                -              24
     Headcount reductions                               3                -               (2)               -               1
                                                 -----------------------------------------------------------------------------------
Total 2000 charges                                    186                -              (21)              (1)            164

2001 charges
Department stores and catalog
     Future lease obligations                     $     -          $     2          $     -          $     -          $    2
                                                 -----------------------------------------------------------------------------------
Total 2001 charges                                      -                2                -                -               2

                                                 -----------------------------------------------------------------------------------
Total all charges                                 $   258          $     2          $   (23)         $    (1)         $  236
                                                 ===================================================================================

Department stores and catalog
-----------------------------

Future lease obligations and severance related to store closings - During the first and fourth quarters of 2000, the Company approved plans to close a total of 92 underperforming JCPenney stores. All of the 45 stores approved in the first quarter 2000 plan had closed by April 2001. By the end of first quarter 2001, 35 stores had closed out of the 47 stores identified for closing in fourth quarter 2000. The remaining stores are scheduled to close by the end of fiscal 2001. Approximately 5,000 store employees are expected to be impacted by the scheduled 47 store closings. The $6 million reserve for severance was established for those employees. Many of those 35 stores closed near the end of the quarter, and termination benefits had not been paid to all of the associates involved as of April 28, 2001. Termination benefits had been paid to about 300 associates.

Headcount reductions - Out of the 300 JCPenney Home Office and field positions that were planned to be eliminated, 200 associates were terminated in the first quarter. The remaining positions will be eliminated by the third quarter of 2001.

Eckerd drugstores
-----------------

By the end of the first quarter of 2001, Eckerd had closed 277 underperforming drugstores identified for closing. An additional two stores are planned to close by the end of fiscal 2001. As of April 28, 2001, approximately 600 employees had been terminated as a result of the store closings.


4) Earnings per Share
   ------------------

The Company had 647 and 716 thousand shares of preferred stock, convertible into
12.9 and 14.3 million common shares, which were issued and outstanding at April 28, 2001, and April 29, 2000, respectively. These potential common shares, and the effect on income of related dividends, were excluded from the calculation of diluted earnings per share (EPS) for the 13 weeks ended April 28, 2001, and April 29, 2000 because their inclusion would have had an anti-dilutive effect on the calculation.

In addition, certain options were excluded from the EPS calculation due to an anti-dilutive effect. Options to purchase 13.3 and 14.5 million shares of stock at prices ranging from $16 to $71 and $9 to $71 per share were excluded from the calculations of EPS for the 13 weeks ended April 28, 2001, and April 29, 2000, respectively.

5) Comprehensive(Loss) and Accumulated Other Comprehensive(Loss)
   -------------------------------------------------------------

(Amounts in millions)                                        April 28,           April 29           January 27,
                                                               2001                2000                 2001
                                                          ----------------    ----------------   -------------------
Foreign currency translation                                       $ (82)              $ (54)                 $(73)
     adjustments
Minimum SRP liability                                                (41)                  -                     -
Net unrealized changes in
  investment securities                                                5                   1                     3
Other comprehensive loss from
     discontinued operations                                           -                (15)                     -
                                                          ----------------    ----------------   -------------------
Accumulated other comprehensive
     (loss)                                                       $ (118)              $ (68)                 $(70)
                                                          ================    ================   ===================

Net unrealized changes in investment securities are shown net of deferred taxes of ($3), ($1), and ($2) million, respectively. Minimum pension liability is shown net of deferred tax of $27 million as of April 28, 2001. A deferred tax asset has not been established for currency translation adjustments.

Total comprehensive (loss) was ($7) and $(112) million for the 13 weeks ended April 28, 2001, and April 29, 2000, respectively. The loss reported for the 13 weeks ended April 28, 2001, included a ($41) million adjustment to recognize additional minimum liability of the Company's non-qualified supplemental retirement plan (SRP).

6) Segment Reporting
   -----------------

The Company operates in two business segments: department stores and catalog (including the Company's internet web site, jcpenney.com), and Eckerd drugstores. The results of department stores and catalog are combined because they generally serve the same customer, have virtually the same mix of merchandise, and the majority of catalog sales are completed in department stores. Other items are shown in the following table for purposes of reconciling to total Company amounts.

Segment Reporting
(Amounts in millions)

                                                   Dept.
                                                 Stores &            Eckerd               Other               Total
                                                  Catalog          Drugstores          Unallocated           Company
-----------------------------------------------------------------------------------------------------------------------
1st Quarter - 2001
Retail sales, net                            $   4,062          $   3,460           $       -           $   7,522
                                            ---------------------------------------------------------------------------
Segment operating profit                           133                 56                                     189
Net interest expense                                                                      (98)                (98)
Other unallocated                                                                          17                  17
Acquisition amortization                                                                  (35)                (35)
Restructuring and other
     charges, net                                                                          (5)                 (5)
                                                                                                       ----------------
Pretax income from
     continuing operations                                                                                     68
Total assets                                     9,357              6,932               3,253              19,542
Depreciation and
     amortization expense                    $     101          $      56           $      35           $     192


-----------------------------------------------------------------------------------------------------------------------
1st Quarter - 2000
Retail sales, net                            $   4,196          $   3,332           $       -           $   7,528
                                            ---------------------------------------------------------------------------
Segment operating profit                           167                (30)                                    137
Net interest expense                                                                     (113)               (113)
Other unallocated                                                                          (7)                 (7)
Acquisition amortization                                                                  (36)                (36)
Restructuring and other
     charges, net                                                                        (232)               (232)
                                                                                                       ----------------
Pretax loss from
     continuing operations                                                                                   (251)
Total assets                                    10,093              6,925               2,981              19,999
Depreciation and
     amortization expense                    $      95          $      53           $      36           $     184


7) 2001 Equity Compensation Plan
   -----------------------------

On May 18, 2001, the Company's stockholders approved a new 2001 Equity Compensation Plan (2001 Plan) which will initially reserve 16 million shares of common stock for issuance, plus shares reserved but not subject to awards under the Company's 1997 and 2000 equity plans. The 2001 Plan also provides for cash incentive awards if certain performance criteria are met. Additionally, the 2001 Plan provides for grants of stock options and stock awards to members of the Board of Directors not otherwise employed by the Company. No future grants will be made under the existing 1997 and 2000 plans.


8) Subsequent Event - Sale of Certain Eckerd Managed Care Receivables
   ------------------------------------------------------------------

On May 11, 2001, Eckerd and its drugstore affiliates entered into a three-year revolving receivables sales facility with a third party. Eckerd formed a special purpose entity to facilitate the transaction. The Company received $200 million on May 14, 2001, from the sale of eligible managed care pharmacy receivables, as defined, under such agreement, and will record an immaterial loss on the sale in the second quarter.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Discontinued Operation
----------------------

As disclosed in the Company's Annual Report on Form 10-K, on March 7, 2001, the Company signed a definitive agreement with a U.S. subsidiary of AEGON N.V. (AEGON) to sell the assets of its J.C. Penney Direct Marketing Services, Inc.
(DMS) business, consisting of the stock of its insurance subsidiaries and related businesses. The Company expects to receive after-tax cash proceeds at closing of approximately $1.1 billion. The transaction is expected to close by the end of the second quarter of 2001.

The Company's financial statements, footnotes and other information provided in this Form 10-Q accordingly reflect DMS as a discontinued operation for all periods presented.

Results of Operations
---------------------


Consolidated operating results

                                                       13 weeks ended
                                             ---------------------------------
                                               Apr. 28,            Apr. 29,
                                                 2001                2000
                                             --------------    ---------------
$ in millions

Segment operating profit/(loss)
     Department stores and catalog               $  133            $  167
     Eckerd drugstores                               56               (30)
                                             --------------    ---------------
Total segments                                      189               137
Other unallocated                                    17                (7)
Net interest expense                                (98)             (113)
Acquisition amortization                            (35)              (36)
Restructuring and other charges, net                 (5)             (232)
                                             --------------    ---------------
Income/(loss) from continuing
     operations before income taxes                  68              (251)
Income taxes                                        (27)               95
                                             --------------    ---------------
Income/(loss) from continuing operations         $   41            $ (156)
                                             ==============    ===============



Income from continuing operations was $41 million, or $0.13 per share, in this year's first quarter compared to a loss of $156 million, or $0.63 per share, in last year's comparable period. Current year results include a net credit of $9 million, or $0.02 per share of restructuring and other non-comparable items. For the prior year, restructuring and other non-comparable items totaled $324 million, or $0.76 per share. The following table provides a reconciliation between earnings from continuing operations before the effects of restructuring and other non-comparable items and income/(loss) from continuing operations. Before the effects of these items, first quarter earnings per share from continuing operations would have been $0.11 and $0.13 for 2001 and 2000, respectively.

                                                                13 weeks ended                    13 weeks ended
                                                         -----------------------------   ---------------------------------
                                                                Apr. 28, 2001                     Apr. 29, 2000
$ in millions, except EPS                                Pretax $             EPS        Pretax $                EPS
                                                         ------------      -----------   -------------      --------------
Earnings from continuing
    operations before the effects
    of restructuring and other non-comparable items      $    59              $0.11        $    73              $ 0.13
Restructuring and other charges, net                          (5)                             (232)
Other non-comparable items:
    Store closing activities in
      Eckerd segment results                                   -                               (78)
    Centralized merchandising
      process costs  (ACT)                                   (12)                              (14)
    Real estate gain                                          26                                 -
                                                         ------------      -----------   -------------      --------------
Total restructuring and other non-comparable items             9               0.02           (324)              (0.76)
                                                         ------------      -----------   -------------      --------------

Income/(loss) from continuing operations                 $    68              $0.13        $  (251)             $(0.63)
                                                         ============      ===========   =============      ==============


Current year results include a $26 million gain on the sale of real estate, $5 million restructuring charge and $12 million ACT initiative expenses. First quarter 2000 results include a restructuring charge of $232 million related to the closing of 45 JCPenney stores ($115 million), the closing of 289 Eckerd drugstores ($106 million) and $11 million related to workforce reductions. Also in the 2000 results was an expense of $14 million related to the ACT initiative, as well as a charge of $78 million in the Eckerd segment operating results related to inventory liquidation losses and incremental store operating costs for stores scheduled to close.

Earnings from continuing operations for the first quarter of 2001 before the effects of all non-comparable items were $59 million, or $0.11 per share, compared to $73 million or $0.13 per share, for the comparable 2000 period. The decrease is due primarily to declines in catalog sales and lower margins in stores as a result of promotional marketing programs designed to increase store traffic. These declines were partially offset by improved performance at Eckerd due to sales increases and leveraging of SG&A expenses.

Segment Operating Results

Department Stores and Catalog
-----------------------------
                                                13 weeks ended
                                     --------------------------------------
                                         Apr. 28,             Apr. 29,
                                           2001                 2000
                                     ------------------   -----------------
$ in millions

Retail sales                          $       4,062             $  4,196
Cost of goods sold                           (2,601)              (2,657)
SG&A expenses                                (1,328)              (1,372)
                                     ------------------   -----------------
Segment operating profit              $         133             $    167
                                     ==================   =================

Sales percent increase/
     (decrease)
     Comparable stores                          1.1%                -3.1%
     Total department stores                   -0.5%                -3.0%
     Catalog                                  -11.9%                 0.2%
Ratios as a percent of sales
     Gross margin                              36.0%                36.7%
     SG&A expense                              32.7%                32.7%
     Segment operating profit                   3.3%                 4.0%
     EBITDA (1)                                 5.8%                 6.2%



(1) EBITDA includes LIFO segment operating profit before depreciation and amortization. EBITDA is provided as an alternative assessment of operating performance and is not intended to be a substitute for GAAP measurements. Calculations may vary for other companies.

Segment operating profit for department stores and catalog was $133 million in the first quarter compared with $167 million last year. The decrease was principally attributable to declines in catalog sales and lower margins in stores. Sales in department stores improved by 1.1% for comparable stores, those stores open at least twelve months. Sales were strongest in women's apparel, women's accessories and home furnishings. Catalog sales decreased 11.9% compared to last year. The declines were primarily the result of the elimination of unproductive sale and specialty catalogs that were active during last year's first quarter, soft demand for the spring/summer book and closing of seven outlet stores. E-commerce sales, which are included as a component of catalog sales, were $73 million in the first quarter, an increase of 54.5% over last year.

Gross margin for the segment totaled $1,461 million in the first quarter compared with $1,539 million last year. As a percentage of sales, margins declined 70 basis points and were impacted by the sales declines in catalog as well as promotional activity resulting from redesigned marketing programs aimed at increasing store traffic.

Selling, general and administrative (SG&A) expenses improved $44 million, or 3.2%, over last year's first quarter. Improvements in expense levels as a result of last year's cost savings initiatives were partially offset by increased spending for advertising.

Eckerd Drugstores
-----------------
                                               13 weeks ended
                                    --------------------------------------
                                         Apr. 28             Apr. 29
                                          2001                 2000
                                    ------------------   -----------------
$ in millions

Retail sales                         $      3,460             $  3,332
Cost of goods sold                         (2,687)              (2,647)
SG&A expenses                                (717)                (715)
                                    ------------------   -----------------
Segment operating profit/(loss)      $         56             $    (30)
                                    ==================   =================
Gross margin impact from
     non-comparable items            $          -             $     66
SG&A impact from
     non-comparable items            $          -             $     12

Sales percent increase
     Comparable stores                        9.3%                 6.9%
     Total sales                              3.8%                 9.4%
Ratios as a percent of sales
     FIFO gross margin                       22.8%                20.9%
     LIFO gross margin                       22.3%                20.6%
     SG&A expense                            20.7%                21.5%
     Segment operating profit                 1.6%                -0.9%
     EBITDA (1)                               3.2%                 0.7%
Ratios as a percent of sales
     before the effects of
     non-comparable items
     FIFO gross margin                       22.8%                22.9%
     LIFO gross margin                       22.3%                22.5%
     SG&A expense                            20.7%                21.1%
     Segment operating profit                 1.6%                 1.4%
     EBITDA (1)                               3.2%                 3.0%

(1) EBITDA includes LIFO segment operating profit before depreciation and amortization. EBITDA is provided as an alternative assessment of operating performance and is not intended to be a substitute for GAAP measurements. Calculations may vary for other companies.

Segment operating profit for Eckerd improved to $56 million in the first quarter compared with $48 million last year before the effects of non-comparable items of $78 million in last year's first quarter. The increase in segment operating profit this year was primarily related to sales increases and leveraging of SG&A expenses. Sales for the quarter increased by 9.3% for comparable stores. The increase was comprised of improvements of 14.6% in pharmacy sales and 0.1% in non-pharmacy sales.

Gross margin before the effects of non-comparable items declined by 20 basis points as a percentage of sales. Margins during the quarter were impacted by the implementation of a more competitive everyday pricing strategy to deliver more value to the customer. The impact of these price reductions on sales was offset by higher unit volume. Gross margin includes a LIFO charge of $15 million this year compared with $12 million last year.

SG&A improved 40 basis points over last year, primarily as a result of the elimination of certain advertising programs.

Other Unallocated
-----------------

Other unallocated consists primarily of real estate activities and ACT initiative expenses. In 2001, real estate activities included a non-cash gain of $26 million on the sale of real estate properties. ACT initiative expenses were $12 million and $14 million in first quarter 2001 and 2000, respectively. Also included in 2001 was a $4 million loss from third party fulfillment activities.


Net Interest Expense
--------------------

Interest charges for the first quarter decreased by $15 million as a result of the decline in inventory levels, net of trade payables.


Restructuring and Other Charges, Net
------------------------------------

During the first quarter of 2001, the Company recorded a pretax charge of $5 million related to restructuring charges and adjustments to previously established restructuring reserves.


Income Taxes
------------

The Company's overall effective income tax rate was 40.2% for the first quarter of 2001 compared with 37.9% for the same period last year.


Financial Condition
-------------------

Merchandise inventories on a FIFO basis totaled $5,727 million at the end of the first quarter compared with $6,178 million last year. Inventories for department stores and catalog totaled $3,400 million at April 28, 2001, as compared with $3,896 million at April 29, 2000, a decline of 12.7%. Much of the decline was due to lower warehouse and catalog inventories. On a comparable store basis, inventories have declined 1.3% from last year's levels. The decline in stores and catalog inventory levels is the result of continued emphasis on reducing the number of weeks of inventory on hand and improving inventory productivity coupled with the effects of store closings. Eckerd drugstore inventories totaled $2,327 million compared with $2,282 million last year. The current cost of inventories exceeded the LIFO basis amount carried on the balance sheet by approximately $355 million at April 28, 2001, $339 million at January 27, 2001, and $282 million at April 29, 2000.

Properties, net of accumulated depreciation, totaled $5,024 million at April 28, 2001, compared with $5,114 million at April 29, 2000.

Goodwill and other intangible assets, net, totaled $2,835 million this year compared with $2,956 million at the end of 2000's first quarter. At April 28, 2001, the consolidated balance sheet included reserves related to restructuring activities totaling $236 million. These reserves were established in connection with store closing programs and other restructuring activities recorded in the first quarter of 2001, first and fourth quarters of 2000, as well as in 1997 and

1996. The reserves are related primarily to future lease obligations, employee benefits, and other exit costs associated with store closings. Reserves were increased by $2 million for new charges and reduced by $24 million in the first quarter of 2001 as a result of lease and other payments ($23 million) and reserve adjustments ($1 million). See the discussion under the caption "Restructuring and Other Charges, Net", in Results of Operations and Notes 2 and 3 to the Unaudited Interim Consolidated Financial Statements for additional discussion about the charges recorded in 2000.


Liquidity and Capital Resources
-------------------------------

The Company's principal sources of liquidity are cash from operations and an available $1.5 billion revolving bank credit facility. There were no borrowings under this facility at April 28, 2001.

Net cash provided by operating activities for the first quarter of 2001 was $72 million compared to $147 million in the comparable period of 2000. This decrease is due to a decline in the income from continuing operations before non-cash charges, combined with increases in working capital accounts.

The Company incurred capital expenditures of $157 million in the first quarter of 2001 compared with $145 million for the comparable 2000 period. These were primarily for costs associated with reconfiguring approximately 80 Eckerd drugstores and making improvements to existing JCPenney stores. Eckerd anticipates reconfiguring approximately 450 drugstores by year-end.

$250 million of debt matured and was paid in the first quarter of 2001. In addition, the Company had no commercial paper outstanding as of April 28, 2001.

In May 2001, Fitch Investors Service, Inc. downgraded its ratings from BBB- to BB+ on the Company's notes and debentures, and from F3 to B on commercial paper. Long-term debt continues to be rated Ba2 by Moody's Investors Service ("Moody's") and BBB- by Standard and Poor's Corporation ("S&P") as of the end of the first quarter. The Company's commercial paper was rated Not-Prime and A3 by Moody's and S&P, respectively.

A quarterly dividend of $0.125 per share on the Company's outstanding common stock was paid on May 1, 2001 to stockholders of record on April 10, 2001.

In May 2001, the Company received $200 million from the sale of certain Eckerd managed care receivables. See Note 8 to the Unaudited Interim Consolidated Financial Statements for further discussion.

As previously discussed, the Company expects the sale of DMS to close by the end of the second quarter of 2001 which should provide the Company with after-tax proceeds of approximately $1.1 billion. It is expected that the majority of these proceeds will be used for debt reduction.


Seasonality
-----------

The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one-third of annual sales. Accordingly, the results of operations for the 13 weeks ended April 28, 2001, are not necessarily indicative of the results for the entire year.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk.
------------------------------------------------------------------

The Company believes that its exposure to market risk associated with transactions using financial derivatives and other financial instruments, such as investments and borrowings, is not material.


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

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings.
--------------------------

      The Company has no material legal proceedings pending against it.




Item 6 - Exhibits and Reports on Form 8-K.
-----------------------------------------

      (a)   Exhibits
            --------

            The following documents are filed as exhibits to this report:

            10 (a) March 22, 2001 Amendment to the Supplemental Retirement
                   Program for Management Profit-Sharing Associates of J.C. Penney Company, Inc.

            10 (b) March 22,2001 Amendment to the J.C. Penney Company, Inc.
                   Benefit Restoration Plan.

            10 (c) March 22, 2001 Amendment to Mirror Savings Plan I, II and
                   III.

      (B)   Reports on Form 8-K
            -------------------

            None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                                         J. C. PENNEY COMPANY, INC.




                                         By     /s/ W. J. Alcorn
                                           ---------------------------------
                                                     W. J. Alcorn
                                           Senior Vice President, Controller,
                                           and Chief Purchasing Officer
                                           (Principal Accounting Officer)



Date: June 12, 2001