Form 10-Q
period 2001-07-28
PENNEY J C CO INC
filed 2001-09-07
CIK 77182

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.
                                     20549

                                ---------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                ---------------
For the 13 and 26 week periods                      Commission file number 1-777
ended July 28, 2001

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

Yes    X   .       No _______.
    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

263,521,650 shares of Common Stock of 50 cents par value, as of August 31, 2001.

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Financial Statements

Statements of Operations
(Amounts in millions, except per share data)


                                                                 13 weeks ended                          26 weeks ended
                                                       ---------------------------------         -------------------------------
                                                          July 28,             July 29,            July 28,           July 29,
                                                            2001                 2000                2001               2000
                                                       ------------           ----------         -----------        ------------
Retail sales                                              $  7,211            $   7,207          $  14,733            $  14,735
Costs and expenses
    Cost of goods sold                                       5,174                5,102             10,462               10,406
    Selling, general and
        administrative expenses                              1,990                2,024              4,035                4,111
    Other unallocated                                           11                   11                 (6)                  18
    Net interest expense                                        94                  102                192                  215
    Acquisition amortization                                    21                   22                 56                   58
    Restructuring and other
        charges, net                                             7                  (25)                12                  207
                                                       -----------            ---------          ---------            ---------
Total costs and expenses                                     7,297                7,236             14,751               15,015
                                                       -----------            ---------          ---------            ---------
(Loss)from continuing
    operations before income taxes                             (86)                 (29)               (18)                (280)
Income taxes                                                   (33)                 (10)                (6)                (105)
                                                       -----------            ---------          ---------            ---------
(Loss) from continuing operations                              (53)                 (19)               (12)                (175)
Income from discontinued
    operations, net of income tax                                -                   42                  -                   80
(Loss) on sale of discontinued
    operations, net of income tax                              (16)                   -                (16)                   -
                                                       -----------            ---------          ---------            ---------
Net (loss)/income                                         $    (69)           $      23          $     (28)           $     (95)
                                                       ===========            =========          =========            =========

(Loss)/earnings per common share:

(Loss) from continuing operations                         $    (53)           $     (19)         $     (12)           $    (175)
Less: preferred stock dividends,
    net of tax                                                  (7)                  (8)               (15)                 (16)
                                                       -----------            ---------          ---------            ---------
(Loss) from continuing operations
  for EPS calculation                                          (60)                 (27)               (27)                (191)
Income from discontinued operations                              -                   42                  -                   80
(Loss) on sale of discontinued operations                      (16)                   -                (16)                   -
                                                       -----------            ---------          ---------            ---------
(Loss)/earnings for EPS calculation                       $    (76)           $      15          $     (43)           $     111

Shares
Average shares outstanding (used
    for basic and diluted EPS)                                 263                  261                263                  261

(Loss) per share from
    continuing operations:
Basic                                                     $  (0.23)           $   (0.10)          $  (0.10)           $   (0.73)
Diluted                                                   $  (0.23)           $   (0.10)          $  (0.10)           $   (0.73)

(Loss)/earnings per share:
Basic                                                     $  (0.29)           $    0.06           $  (0.16)           $   (0.42)
Diluted                                                   $  (0.29)           $    0.06           $  (0.16)           $   (0.42)

See Notes to the Unaudited Interim Consolidated Financial Statements.

Balance Sheets
(Amounts in millions)

                                                      July 28,              July 29,              Jan. 27,
                                                        2001                  2000                  2001
                                                     ---------             ----------            ----------
ASSETS
Current assets
    Cash (including short-term investments
        of $1,691, $481 and $935)                    $   1,696             $      483            $      944
    Receivables, net                                       737                    915                   893
    Merchandise inventory                                5,413                  6,041                 5,269
    Prepaid expenses                                       175                    165                   151
                                                     ---------             ----------            ----------
    Total current assets                                 8,021                  7,604                 7,257

Properties, net of accumulated
    depreciation of $3,137, $3,069
    and $2,948                                           4,964                  5,096                 5,114

Goodwill and other intangible assets,
    net of accumulated amortization
    of $508, $389 and $452                               2,807                  2,932                 2,870

Other assets                                             1,504                  1,396                 1,474

Assets of discontinued operations
    (including cash and short-term
    investments of $0, $158 and $156)                        -                  3,052                 3,027
                                                     ---------             ----------            ----------

Total assets                                         $  17,296             $   20,080            $   19,742
                                                     =========             ==========            ==========

See Notes to the Unaudited Interim Consolidated Financial Statements.

Balance Sheets
(Amounts in millions)

                                                        July 28,    July 29,    Jan. 27,
                                                          2001        2000        2001
                                                        --------    --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses               $ 3,422     $ 3,172     $ 3,877
    Short-term debt                                          21         103           -
    Current maturities of long-term debt                    907         550         250
    Deferred taxes                                          141         149         108
                                                        -------     -------     -------
        Total current liabilities                         4,491       3,974       4,235

Long-term debt                                            4,545       5,411       5,448

Deferred taxes                                            1,127       1,115       1,136

Other liabilities                                         1,045         975         978

Liabilities of discontinued operations                        -       1,652       1,686
                                                        -------     -------     -------

        Total liabilities                                11,208      13,127      13,483

Stockholders' equity
Capital stock
    Preferred stock, without par value:
      Authorized, 25 million shares -
      issued and outstanding, 0.6, 0.7
      0.6 million shares of Series B
      ESOP convertible preferred                            380         420         399
    Common stock, par value $0.50:
      Authorized, 1,250 million shares -
      issued, 263, 261 and 263 million
      shares                                              3,311       3,284       3,294
                                                        -------     -------     -------
Total capital stock                                       3,691       3,704       3,693
                                                        -------     -------     -------

Reinvested earnings
    at beginning of year                                  2,636       3,590       3,590
    Net (loss)                                              (28)        (95)       (705)
    Common stock dividends declared                         (65)       (151)       (216)
    Preferred stock dividends                               (15)        (16)        (33)
                                                        -------     -------     -------
    Reinvested earnings at end
      of period                                           2,528       3,328       2,636

    Accumulated other comprehensive
      (loss)                                               (131)        (79)        (70)
                                                        -------     -------     -------

    Total stockholders' equity                            6,088       6,953       6,259
                                                        -------     -------     -------

Total liabilities and
    stockholders' equity                                $17,296     $20,080     $19,742
                                                        =======     =======     =======

See Notes to the Unaudited Interim Consolidated Financial Statements.

Statements of Cash Flows
(Amounts in millions)
                                                                           26 weeks ended
                                                                --------------------------------------
                                                                    July 28,              July 29,
                                                                     2001                   2000
                                                                --------------       -----------------
Cash flows from operating activities

(Loss) from continuing operations                                   $  (12)               $ (175)
Restructuring and other charges, net                                    12                   207
Depreciation and amortization,
    including intangible assets                                        362                   352
Non-cash real estate gain                                              (26)                    -
Deferred taxes                                                          24                   (75)
Change in cash from:
    Receivables                                                        (44)                    6
    Sale of receivables-Eckerd                                         200                     -
    Merchandise inventory, net of trade payables                      (306)                  263
    Current income taxes payable                                       102                   (36)
    Other assets and liabilities, net                                 (252)                 (330)
                                                                    ------                ------
                                                                        60                   212
                                                                    ------                ------

Cash flows from investing activities

Capital expenditures                                                  (313)                 (276)
Proceeds from sale of discontinued operations                        1,305                     -
Proceeds from sale of assets                                             -                    30
Proceeds from the sale of investment
    securities                                                           -                   268
                                                                    ------                ------
                                                                       992                    22
                                                                    ------                ------

Cash flows from financing activities

Change in short-term debt                                               21                  (227)
Payment of long-term debt                                             (252)                 (510)
Common stock issued, net                                                17                    18
Preferred stock redemption                                             (19)                  (26)
Dividends paid, preferred and common                                   (80)                 (170)
                                                                    ------                ------
                                                                      (313)                 (915)
                                                                    ------                ------
Cash received from discontinued operations                              13                     9
Net increase/(decrease) in cash and
    short-term investments                                             752                  (672)
Cash and short-term investments at
    beginning of year                                                  944                 1,155
                                                                    ------                ------
Cash and short-term investments at
    end of second quarter                                           $1,696                $  483
                                                                    ======                ======


Supplemental disclosures
    Interest paid                                                   $  213                $  252
    Interest received                                                   21                    30
    Income taxes (received)/paid                                      (146)                    4

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

The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. Because of the seasonal nature of the retail business, operating results for the 13-week and 26-week periods are not necessarily indicative of the results that may be expected for the entire year.

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

In the second quarter of 2001, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of SFAS No. 125 with the same title. It revises the standards for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures, but otherwise retains most of SFAS No. 125's provisions. SFAS No. 140 is effective for transfers occurring after March 31, 2001. The Company completed a sale of certain Eckerd drugstores' managed care receivables in May 2001, which met the criteria of SFAS No. 140 to be accounted for as a sale of receivables. See Note 10 for a discussion of the transaction.

The Company has adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133". The Company has reviewed areas impacted by these rules, principally long-term debt, purchase commitments for goods and services and real estate leases. There is no material impact on the Company's consolidated financial position or results of operations as a result of adoption.


2) Effect of Accounting Standards Not Yet Adopted
   ----------------------------------------------

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements supersede Accounting Principles Board Opinion Nos. 16 and 17, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Upon adoption of SFAS No. 142, goodwill and intangible assets with indefinite useful lives will cease to be amortized and will instead be subject to at least annual impairment reviews using a fair-value based approach, as set forth in the new standard. The Company is currently evaluating the Statement's impairment provisions and has not yet determined what effect, if any, they might have on the consolidated financial position and results of operations of the Company.

SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over those lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 142, the Eckerd trade name qualifies as an intangible asset with an indefinite useful life. The Company is reviewing the estimated useful lives of its other identifiable intangible assets and has not yet determined what adjustments, if any, will be made. Identifiable tangible assets will continue to be amortized over their remaining useful lives, as determined.

The Company has approximately $2,685 million of unamortized goodwill, including the Eckerd trade name, as of July 28, 2001. Under the provisions of SFAS No. 142, goodwill and the Eckerd trade name will cease to be amortized for fiscal years beginning after December 15, 2001 (fiscal 2002 for the Company). The Company estimates that the impact on annual earnings of ceasing amortization of goodwill and the Eckerd trade name will be an increase of approximately $0.25 per share. The Company is required to adopt SFAS No. 142 as of the beginning of its 2002 fiscal year.

3) Discontinued Operations
   -----------------------

On June 18, 2001, the Company closed on the sale of its J.C. Penney Direct Marketing Services, Inc. (DMS) assets, including its J.C. Penney Life Insurance subsidiaries and related businesses, to Commonwealth General Corporation (Commonwealth), a U.S. subsidiary of AEGON, N. V.(AEGON). The Company received cash at closing of approximately $1.3 billion($1.1 billion after-tax).

DMS was reflected as a discontinued operation in the 2000 10-K. Results of operations for fiscal 2000 included net income of $159 million for discontinued operations and a $296 million net loss on the sale of discontinued operations. The net loss of $296 million was based on estimates as of March 2001. Upon closing of the sale, the loss was approximately $314 million, net of tax. This loss was adjusted to $312 million, net of tax, upon completion of the transaction. The additional net loss of approximately $16 million is reflected in the second quarter 2001 as a loss on the sale of discontinued operations. The transaction is subject to additional post closing adjustments, after the conclusion of a purchaser review period, as defined in the Stock Purchase Agreement.


4) Restructuring and Other Charges, Net
   ------------------------------------

During the second quarter of 2001, the Company recorded a net pretax charge of $7 million related to restructuring programs and adjustments to previously established restructuring reserves. The $7 million charge was comprised of $13 million related to JCPenney unit closings (additional future lease obligations of $6 million, asset impairments of $5 million, and severance payments of $2 million), downward adjustments of Eckerd reserves of $7 million, and $1 million for severance benefits paid to certain members of senior management.

A charge of $5 million was recorded in the first quarter of 2001 related to JCPenney unit closings ($2 million), Eckerd asset impairments ($1 million), and severance benefits for certain members of senior management ($2 million).


5) Restructuring Reserves
   ----------------------

In the past, the Company established reserves for the closing of underperforming department stores and drugstores, related exit costs and workforce adjustment programs. The majority of the remaining reserves represent the present value of future lease obligations for both department stores and drugstores that have closed or were identified for closing. The table below provides a rollforward of the reserves that were established for each of these charges and the status of the reserves at July 28, 2001. Costs are being charged against the reserves as incurred. Reserves are reviewed for adequacy on a periodic basis and are adjusted as appropriate based on those reviews. Cash payments related to these reserves are expected to be approximately $90 million in 2001 and the remaining cash payments are expected to be made by the end of 2005.



                                                    2000                            2nd Qtr 2001 YTD
                                                                --------------------------------------------------------------
                                                  Year End            2001           Cash             Other         Ending
                                                  Reserve           Charges        Payments          Changes        Balance
                                             ---------------------------------------------------------------------------------
($ in millions)

1996 and 1997 charges
Department stores and catalog
    Future lease obligations                   $         4      $         -    $       (1)      $        (1)      $       2
Eckerd drugstores
    Future lease obligations                            68                -            (3)                -              65
                                             ---------------------------------------------------------------------------------
Total 1996 and 1997                                     72                -            (4)               (1)             67

2000 charges
Department stores and catalog
    Future lease obligations                            68                -           (14)                6              60
    Severance                                            6                -            (5)                -               1
    Contract cancellations                              11                -            (2)                -               9
    Headcount reductions                                 9                -            (8)                -               1
Eckerd drugstores
    Future lease obligations                            63                -            (8)               (3)             52
    Other exit costs                                     2                -            (1)               (1)              -
    Contract cancellations                              24                -           (13)               (4)              7
    Headcount reductions                                 3                -            (2)                -               1
                                             ---------------------------------------------------------------------------------
Total 2000                                             186                -           (53)               (2)            131

2001 charges
Department stores and catalog
    Future lease obligations                              -               2             -                 -               2
    Severance                                             -               2             -                 -               2
                                             ---------------------------------------------------------------------------------
Total 2001                                                -               4             -                 -               4
                                             =================================================================================

Total                                                 $ 258   $           4    $      (57)      $        (3)      $     202
                                             =================================================================================

Department stores and catalog
-----------------------------

Future lease obligations and severance related to store closings - During the first and fourth quarters of 2000, the Company approved plans to close a total of 92 underperforming JCPenney stores. All 45 of the stores approved in the first quarter 2000 plan had closed by April 2001. By the end of the second quarter 2001, 40 stores had closed out of the 47 stores identified for closing in fourth quarter 2000. The remaining stores are scheduled to close by the end of fiscal 2001. Approximately 5,000 store employees are expected to be impacted by the scheduled 47 store closings. The $6 million reserve for severance was established for those employees. From this reserve, termination benefits had been paid to about 1,600 employees.

In 2001, a $1 million reserve was established for the severance costs of three units targeted to close in 2001 that were identified in the 2000 restructuring plan. Also in 2001, the restructuring plan was modified to include two additional units (a catalog outlet store and a telemarketing center). For these two new units, a $3 million reserve was established ($2 million for future lease obligations and $1 million for severance).

Headcount reductions - Out of the 300 JCPenney Home Office and field positions that were planned to be eliminated, 200 associates were terminated by the end of the second quarter. The remaining positions are expected to be eliminated by the third quarter of 2001.

Eckerd drugstores
-----------------

By the end of the second quarter of 2001, Eckerd had closed all 279 underperforming drugstores identified for closing in fiscal 2000.


6) (Loss)/Earnings Per Share (EPS)
   -------------------------------

Because the Company had a loss from continuing operations, no potential common shares were included in the computations of diluted EPS. The following is a description of the potential common stock that was excluded from the calculation:

 .    Preferred stock totaling 633 and 700 thousand shares, convertible into 12.7 million and 14.0 million common shares were issued and outstanding at July 28, 2001 and July 29, 2000, respectively.
 .    Stock options to purchase 18 million and 11 million shares of stock at prices ranging from $9 to $71 and $14 to $71 were outstanding at July 28, 2001 and July 29, 2000, respectively. Of these total options outstanding, certain amounts would have been excluded from the diluted EPS calculation regardless of income level because their exercise price was higher than the average stock price. The exercise price of 9 million and 11 million options, ranging from $25 and $71 and $17 to $71 were higher than the average share prices for 2001 and 2000, respectively.
 .    Restricted stock units convertible into 1.3 million shares of common stock were outstanding at July 28, 2001.

7) Accumulated Other Comprehensive(Loss)and Comprehensive(Loss)
   ------------------------------------------------------------


Accumulated Other Comprehensive (Loss)

(Amounts in millions)                                July 28,          July 29,     January 27,
                                                       2001              2000            2001
                                                   ------------      ----------     -----------
Foreign currency translation                       $     (102)       $    (61)       $      (73)
    adjustments
Minimum SRP liability                                     (41)              -                 -
Net unrealized changes in
  investment securities                                    12               4                 3
Other comprehensive (loss) from
    discontinued operations                                 -             (22)                -
                                                   ----------        --------          --------
Accumulated other comprehensive (loss)             $     (131)       $    (79)              (70)
                                                   ==========        ========          ========

Net unrealized changes in investment securities are shown net of deferred taxes of ($7), ($2), and ($2) million as of July 28, 2001, July 29, 2000 and January 27, 2001, respectively. Minimum pension liability is shown net of deferred tax of $27 million as of July 28, 2001. A deferred tax asset has not been established for currency translation adjustments.

Total comprehensive (loss)/income was ($82) and $12 million for the 13 weeks ended July 28, 2001, and July 29, 2000, respectively. Total comprehensive (loss) was ($89) and ($100) million for the 26 weeks ended July 28, 2001, and July 29, 2000, respectively. The loss reported for the 26 weeks ended July 28, 2001, included a ($41) million adjustment to recognize additional minimum liability of the Company's non-qualified supplemental retirement plan (SRP).

8) Segment Reporting
   -----------------

The Company operates in two business segments: Department Stores and Catalog (including the Company's internet web site, jcpenney.com), and Eckerd Drugstores. The results of Department Stores and Catalog are combined because they generally serve the same customer and have virtually the same mix of merchandise. Other items are shown in the following table for purposes of reconciling to total Company amounts.

                                      -10-
Segment Reporting
(Amounts in millions)


                                                  Dept.
                                                Stores &             Eckerd               Other               Total
                                                 Catalog           Drugstores          Unallocated           Company
----------------------------------------------------------------------------------------------------------------------
2nd Quarter - 2001
Retail sales, net                              $    3,855          $   3,356           $         -          $    7,211
Segment operating profit                               11                 36                     -                  47
Net interest expense                                                                           (94)                (94)
Other unallocated                                                                              (11)                (11)
Acquisition amortization                                                                       (21)                (21)
Restructuring and other
    charges, net                                                                                (7)                 (7)
                                                                                                        --------------
Pretax loss from
    continuing operations                                                                                          (86)
                                                                                                        --------------
Depreciation and
    amortization expense                               95                 54                    21                 170

First Half - 2001
Retail sales, net                                   7,917              6,816                     -              14,733
Segment operating profit                              144                 92                     -                 236
Net interest expense                                                                          (192)               (192)
Other unallocated                                                                                6                   6
Acquisition amortization                                                                       (56)                (56)
Restructuring and other
    charges, net                                                                               (12)                (12)
                                                                                                        --------------
Pretax loss from
    continuing operations                                                                                          (18)
                                                                                                        --------------
Depreciation and
    amortization expense                              196                110                    56                 362
Total assets                                   $   10,434          $   6,735           $       127          $   17,296
----------------------------------------------------------------------------------------------------------------------

2nd Quarter - 2000
Retail sales, net                              $    4,073          $   3,134           $         -          $    7,207
Segment operating profit                               74                  7                     -                  81
Net interest expense                                                                          (102)               (102)
Other unallocated                                                                              (11)                (11)
Acquisition amortization                                                                       (22)                (22)
Restructuring and other
    charges, net                                                                                25                  25
                                                                                                        --------------
Pretax loss from
    continuing operations                                                                                          (29)
                                                                                                        --------------
Depreciation and
    amortization expense                               95                 50                    22                 167

First Half - 2000
Retail sales, net                                   8,269              6,466                     -              14,735
Segment operating profit                              241                (23)                    -                 218
Net interest expense                                                                          (215)               (215)
Other unallocated                                                                              (18)                (18)
Acquisition amortization                                                                       (58)                (58)
Restructuring and other
    charges, net                                                                              (207)               (207)
                                                                                                        --------------
Pretax loss from
    continuing operations                                                                                         (280)
                                                                                                        --------------
Depreciation and
    amortization expense                              190                103                    58                 351
Total assets                                   $    9,932          $   7,006           $     3,142          $   20,080

9) 2001 Equity Compensation Plan
   -----------------------------

On May 18, 2001, the Company's stockholders approved a new 2001 Equity Compensation Plan (2001 Plan) which will initially reserve 16 million shares of common stock for issuance, plus shares reserved but not subject to awards under the Company's 1993, 1997 and 2000 equity plans. The 2001 Plan also authorizes the granting of performance-based cash incentive awards. Additionally, the 2001 Plan provides for grants of stock options and stock awards to members of the Board of Directors not otherwise employed by the Company. No future grants will be made under the existing 1993, 1997 and 2000 plans.


10) Sale of Certain Eckerd Managed Care Receivables
    -----------------------------------------------

On May 11, 2001, Eckerd and its drugstore affiliates entered into a three-year revolving receivables sales facility with a third party. Eckerd formed a special purpose entity to facilitate the transaction. The Company received $200 million on May 14, 2001 from the sale of eligible managed care pharmacy receivables, as defined, under such agreement, and recorded an immaterial loss on the sale in the second quarter.


11) Benefit Plan Changes
    --------------------

In the second quarter of 2001, the Company approved changes to its retiree benefit plans that will reduce and cap Company contributions. In accordance with FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", these changes will be accounted for as a negative plan amendment. Accordingly, the effects of reducing the benefit obligation will be amortized over the remaining years of service to eligibility of the active plan participants. While the Company expects an overall reduction in ongoing expenses, the Company is in the process of determining the final effects and will be begin recognizing the costs under the amended plans in the third quarter of 2001.

Also in the second quarter of 2001, the Company adopted an amendment to its pension plan to freeze benefits for all drugstore associates effective July 31, 2001. In its place, Eckerd will adopt a new 401(k) plan for all eligible drugstore associates effective January 1, 2002. It is currently projected that this new plan will cost the Company approximately the same as the current retirement program. The change in the pension plan has been accounted for as a curtailment gain in accordance with SFAS No.88,"Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits". The reduction in the projected benefit obligation of approximately $11 million has been recognized in the Eckerd segment results as a reduction of SG&A expenses.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Discontinued Operations
-----------------------

On June 18, 2001, the Company completed the sale of its J. C. Penney Direct Marketing Services, Inc. (DMS) assets, including its insurance subsidiaries and related business, to a U.S. subsidiary of AEGON N.V. (AEGON). The Company received cash proceeds at closing of approximately $1.3 billion. DMS was reflected as a discontinued operation in the Company's 2000 10-K, and an estimated $296 million net loss on the sale of DMS assets was included in the results of operations for the year. An additional loss of $16 million has been reflected in the second quarter of 2001 as a result of the closing of the transaction. The transaction is subject to additional post-closing adjustments during a final review period, as set forth in the Stock Purchase Agreement in connection with the sale.

The Company's financial statements, footnotes and other information provided in this Form 10-Q accordingly reflect DMS as a discontinued operation for all periods presented.

Results of Operations
---------------------

Consolidated operating results

                                           13 weeks ended              26 weeks ended
                                      ------------------------    -----------------------
                                       July 28,       July 29,     July 28,      July 29,
                                         2001           2000         2001          2000
                                      ---------      ---------    ---------     ---------
$ in millions
Segment operating profit/(loss)
  Department stores and catalog        $     11       $     74     $    144      $    241
  Eckerd drugstores                          36              7           92           (23)
                                      ---------      ---------    ---------      --------
Total segments                               47             81          236           218
Other unallocated                           (11)           (11)           6           (18)
Net interest expense                        (94)          (102)        (192)         (215)
Acquisition amortization                    (21)           (22)         (56)          (58)
Restructuring and other charges, net         (7)            25          (12)         (207)
                                      ---------      ---------    ---------      --------
(Loss) from continuing
  operations before income taxes            (86)           (29)         (18)         (280)
Income taxes                                (33)           (10)          (6)         (105)
                                      ---------      ---------    ---------      --------
(Loss) from continuing operations      $    (53)      $    (19)    $    (12)      $  (175)
                                      =========      =========    =========      ========

For the second quarter ended July 28, 2001, the Company had a loss from continuing operations of $53 million, or $0.23 per share, as compared to a loss of $19 million, or $0.10 per share, for the comparable 2000 period. For the 26 weeks ended July 28,2001, the loss from continuing operations was $12 million, or $0.10 per share, as compared to a loss of $175 million, or $0.73 per share,for the comparable 2000 period. Results for these periods were affected by non-comparable items, including net restructuring and other charges consisting mainly of store closing activities. The effects on operations of the non-comparable items are summarized in the following table.

 2001

                                           13 weeks ended                 26 weeks ended
                                      --------------------------   ---------------------------
$ in millions, except EPS                  July 28, 2001                  July 28, 2001
                                        Pre-tax $       EPS          Pre-tax $         EPS
                                      --------------------------   ---------------------------
(Loss) from continuing operations
 before the effects of
 non-comparable items                  $    (74)      $  (0.20)     $     (15)      $  (0.09)
Restructuring and other charges, net         (7)                          (12)
Other non-comparable items:
 Eckerd pension curtailment gain             11                            11
 Information technology transition
   costs included in Eckerd
   segment results                           (5)                           (5)
 Centralized merchandising
   process costs  (ACT)                     (13)                          (25)
 Real estate gains                            2                            28
                                      -----------    -----------   ------------    -----------
Total restructuring and other
 non-comparable items                       (12)         (0.03)            (3)         (0.01)
                                      -----------    -----------   ------------    -----------
(Loss) from continuing operations      $    (86)      $  (0.23)     $     (18)      $  (0.10)
                                      ===========    ===========   ============    ===========

 2000

                                           13 weeks ended                 26 weeks ended
                                      --------------------------   ---------------------------
$ in millions, except EPS                  July 29, 2000                  July 29, 2000
                                        Pre-tax $       EPS          Pre-tax $         EPS
                                      --------------------------   ---------------------------
(Loss)/income from continuing
 operations before the effects
 of non-comparable items               $    (48)      $  (0.15)     $      25       $  (0.02)
Restructuring and other charges, net         25                          (207)
Other non-comparable items:
 Store closing activities in
   Eckerd segment results                     5                           (73)
 Centralized merchandising
   process costs  (ACT)                     (11)                          (25)
                                      -----------    -----------   ------------    -----------
Total restructuring and other
 non-comparable items                        19           0.05           (305)         (0.71)
                                      -----------    -----------   ------------    -----------
(Loss) from continuing operations      $    (29)      $  (0.10)     $    (280)      $  (0.73)
                                      ===========    ===========   ============    ===========

The loss from continuing operations for the second quarter ending July 28, 2001 includes a net charge of $12 million, or $0.03 per share, for total restructuring and other non-comparable items versus a net credit of $19 million, or $0.05 per share, for the comparable 2000 period. Loss from continuing operations for the six months ended July 28, 2001 includes a net charge of $3 million, or $0.01 per share, of total restructuring and other non-comparable items as compared to a net charge of $305 million, or $ 0.71 per share, for the comparable 2000 period.

Non-comparable items in second quarter 2001 include $7 million of restructuring and other charges, net (see Note 4 to the Unaudited Interim Consolidated Financial Statements for additional discussion), an $11 million credit for the Eckerd pension curtailment gain (see Note 11 to the Unaudited Interim Consolidated Financial Statements for additional discussion), and $5 million of information technology transition costs, both of which are included in Eckerd operating profit as a component of SG&A, and $13 million of ACT initiative expenses and $2 million of real estate gains reported as other unallocated. Non-comparable items in second quarter 2000 include a $25 million restructuring credit from the reversal of certain prior period reserves related to drugstore closing activities, a $5 million credit included in Eckerd gross margin related to the reversal of reserves established for closed store liquidation markdowns, and $11 million of ACT initiative expenses.

The loss from continuing operations before the effects of all non-comparable items for the second quarter of 2001 was $74 million, or $0.20 per share, compared to a loss of $48 million, or $0.15 per share, for the comparable 2000 period. The loss from continuing operations before the effects of all non-comparable items for the 26 weeks ending July 28, 2001, was $15 million, or $0.09 per share, compared to income of $25 million, or $0.02 loss per share, for the comparable 2000 period. The decreases from prior year results continue to be due primarily to declines in catalog sales and lower margins in stores as a result of planned promotional marketing programs designed to increase store traffic. Declines were partially offset by improved performance at Eckerd due to sales increases and leveraging of SG&A expenses.


Segment Operating Results

Department Stores and Catalog

                                           13 weeks ended              26 weeks ended
                                      ------------------------    -----------------------
                                       July 28,       July 29,     July 28,      July 29,
                                         2001           2000         2001          2000
                                      ---------      ---------    ---------     ---------
$ in millions
Retail sales                           $  3,855       $  4,073     $  7,917      $  8,269
Cost of goods sold                       (2,576)        (2,684)      (5,177)       (5,341)
SG&A expenses                            (1,268)        (1,315)      (2,596)       (2,687)
                                      ---------      ---------    ---------     ---------
Segment operating profit               $     11       $     74     $    144      $    241
                                      =========      =========    =========     =========

Sales percent increase/
  (decrease)
  Comparable stores                         2.3%          -1.5%         1.7%         -2.5%
  Total department stores                  -0.3%          -2.2%        -0.4%         -2.6%
  Catalog                                 -23.3%           1.8%       -17.3%          1.0%
  Department stores and catalog            -5.4%          -1.3%        -4.3%         -1.8%

Ratios as a percent of sales
  Gross margin                             33.2%          34.1%        34.6%         35.4%
  SG&A expense                             32.9%          32.3%        32.8%         32.5%
  Segment operating profit                  0.3%           1.8%         1.8%          2.9%
  EBITDA (1)                                2.7%           4.1%         4.3%          5.2%

(1) EBITDA includes LIFO segment operating profit before depreciation and amortization. EBITDA is provided as an alternative assessment of operating performance and is not intended to be a substitute for GAAP measurements. Calculations may vary for other companies.

Segment operating profit for department stores and catalog was $11 million in the second quarter compared with $74 million last year. The decrease from last year continues to be attributable to declines in catalog operations and lower margins in department stores. Sales in department stores improved by 2.3% for comparable stores, those stores open at least twelve months. For the second quarter sales were strongest in women's apparel and home furnishings. Enhanced, more aggressive marketing events in the second quarter, including new promotions, contributed to the positive sales gains. These stepped up marketing events resulted in higher promotional markdowns. Catalog sales decreased 23.3% compared to last year. Catalog sales declines were primarily the result of a planned delay in the circulation of the Fall/Winter general catalog, the continued decline in both the number of catalog customers shopping and the average order value, closing ten catalog outlet stores and eliminating unproductive sale and specialty catalogs that were active during last year's second quarter. E-commerce sales, which are included as a component of catalog sales, increased by $9 million in the second quarter 2001 or 19.1% over last year. New management is continuing an evaluation of the Company's catalog operations and developing strategies intended to improve catalog performance. Because of long lead times in the catalog business, improvements are not expected to begin until 2002. In the second quarter, two additional catalog units were approved for closing in the third quarter of 2001.

Gross margin for the segment totaled $1,279 million in the second quarter compared with $1,389 million last year. As a percentage of sales, margins declined 90 basis points and were impacted by the sales declines in catalog as well as higher promotional and clearance markdowns resulting from increased marketing events aimed at recapturing the Company's targeted customers.

Selling, general and administrative (SG&A) expenses improved $47 million, or 3.6%, over last year's second quarter. Improvements in expense levels as a result of last year's cost savings initiatives were partially offset by planned increases in advertising costs. While expense dollars were down, SG&A costs were not leveraged and increased 60 basis points as a percent of sales, principally due to the 23.3% decline in catalog sales.

Segment operating profit for the 26 weeks ended July 28, 2001 was $144 million compared to $241 million last year. Sales for comparable department stores increased by 1.7% while catalog sales declined by 17.3% compared with last year's levels. Gross margin for the 26 weeks declined 80 basis points as a percent of sales, primarily as a result of more aggressive planned promotional and clearance programs which were effective in improving comparable store sales growth. SG&A expenses decreased by 3.4% from last year but were not leveraged as a percent of sales primarily due to catalog sales declines.

Eckerd Drugstores

                                           13 weeks ended              26 weeks ended
                                      ------------------------    -----------------------
                                       July 28,       July 29,     July 28,      July 29,
                                         2001           2000         2001          2000
                                      ---------      ---------    ---------     ---------
$ in millions
Retail sales                           $  3,356       $  3,134     $  6,816      $  6,466
Cost of goods sold                       (2,598)        (2,418)      (5,285)       (5,065)
SG&A expenses                              (722)          (709)      (1,439)       (1,424)
                                      ---------      ---------    ---------     ---------
Segment operating profit/
  (loss)                               $     36       $      7     $     92      $    (23)
                                      =========      =========    =========     =========

Gross margin impact from
  non-comparable items                 $      -       $     (5)    $      -      $     61
SG&A impact from
  non-comparable items                       (6)             -           (6)           12

Sales percent increase
  Comparable stores                         8.2%           9.7%         8.7%          8.3%
  Total sales                               7.1%           5.3%         5.4%          7.4%
Ratios as a percent of sales
  FIFO gross margin                        23.0%          23.3%        22.9%         22.1%
  LIFO gross margin                        22.6%          22.8%        22.5%         21.7%
  SG&A expense                             21.5%          22.6%        21.1%         22.0%
  Segment operating profit                  1.1%           0.2%         1.4%         -0.3%
  EBITDA (1)                                2.7%           1.8%         3.0%          1.2%
Ratios as a percent of sales
  before the effects of
  non-comparable items
  FIFO gross margin                        23.0%          23.1%        22.9%         23.0%
  LIFO gross margin                        22.6%          22.7%        22.5%         22.6%
  SG&A expense                             21.7%          22.6%        21.2%         21.8%
  Segment operating profit                  0.9%           0.1%         1.3%          0.8%
  EBITDA (1)                                2.5%           1.7%         2.9%          2.4%

(1) EBITDA includes LIFO segment operating profit before depreciation and amortization. EBITDA is provided as an alternative assessment of operating performance and is not intended to be a substitute for GAAP measurements. Calculations may vary for other companies.

LIFO segment operating profit for Eckerd improved to $30 million in the second quarter compared with $2 million last year, before the effects of $6 million and $5 million non-comparable credits in the respective periods. The increase in segment operating profit in the second quarter this year was primarily related to sales increases and leveraging of SG&A expenses. Sales for the second quarter increased by 8.2% for comparable stores. The increase was comprised of improvements of 11.9% in pharmacy sales and 1.6% in front-end sales. Eckerd has implemented a more competitive pricing structure that, through the second quarter has resulted in lowering prices on about 5,000 items. The impact of these price reductions on sales was offset by increased customer transactions and higher unit volume.

Gross margin ratios before the effects of non-comparable items remain relatively flat as a percentage of sales despite the implementation of a more competitive everyday pricing strategy designed to deliver more value to the customer. The gross margin ratio was impacted by the improvement in front-end sales, more favorable vendor costs and generic dispensing rates. Additionally, through the end of the second quarter, approximately 200 newer freestanding locations have been reconfigured and these drugstores have experienced improvement in front-end sales results. Second quarter gross margin includes a LIFO charge of $14 million this year compared with $13 million last year.

SG&A expenses were well controlled, and improved by 90 basis points as a percent of sales over last year as a result leveraging sales and eliminating certain advertising programs.

Eckerd had an operating profit before the effects of non-comparable items of $86 million for the 26 weeks ended July 28, 2001 versus $50 million in last year's comparable period. Sales increased on a comparable store basis by 8.7%, led by pharmacy sales of 13.3%. The trend in gross margin continued to be basically flat, even with implementation of a more competitive pricing structure. SG&A improved by 60 basis points as a percent of sales, primarily from an emphasis on cost management and the leverage of increased sales. Eckerd recorded LIFO charges of $29 million this year compared with $25 million last year.

Other Unallocated
-----------------

Other unallocated consists of real estate activities, investment transactions, and other items that are related to corporate initiatives or activities, which are not allocated to an operating segment. Second quarter 2001 results include $13 million of ACT initiative expenses, and a $6 million gain on the sale of real estate. Also included was a $3 million loss from third party fulfillment activities.

Second quarter 2000 results included $11 million of ACT initiative expenses.

Net Interest Expense
---------------------

Interest charges for the second quarter and for the year have decreased 7.8% and 10.7%, respectively, as a result of improved cash balances and declines in net debt.

Restructuring and Other Charges, Net
------------------------------------

During the second quarter of 2001, the Company recorded a pretax charge of $7 million related to restructuring charges and adjustments to previously established restructuring reserves. See additional discussion in Note 4 to the Unaudited Interim Consolidated Financial Statements.

Income Taxes
------------

The Company's overall effective income tax rate was 38.9% for the second quarter
of 2001 compared with 36.8% for the same period last year.   The overall
effective income tax rate for six months ended July 28, 2001 and July 29, 2000, was 34.0% and 39.2%, respectively.

Dividends
---------

Dividends paid in the first half of 2001 were $80 million compared with $170 million for the same period last year. This reflects the reduction of quarterly dividends from $0.2875 to $0.125 in the fourth quarter of last year. The Company's Board of Directors considered the overall performance of the Company's businesses and the need to reinvest earnings in those businesses in the determination to reduce the quarterly dividend rate.

Benefit Plan Changes
--------------------

In order to continue to improve the Company's competitive position, in the second quarter of 2001, the Company approved changes to its retiree medical and dental plans that will reduce and cap Company contributions. Also in the second quarter, the Company adopted an amendment to its pension plan to freeze benefits for all drugstore associates effective July 31, 2001. The Company will be replacing the pension plan benefits with an enhanced 401(k) savings program that is more competitive in the drugstore industry and is designed to help attract and retain qualified personnel, especially pharmacists.

Effect of Accounting Standards Not Yet Adopted
----------------------------------------------

The FASB issued two new statements, SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS No.141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No.142 goodwill and intangible assets with indefinite lives will cease being amortized, and will instead be subject to an impairment review, to be done at least annually. The Company is required to adopt these new statements at the beginning of fiscal 2002. The Company estimates that the impact of ceasing amortization of goodwill and the Eckerd trade name should have a positive impact on earnings of approximately 25 cents per share. The Company is currently evaluating the impairment test provisions under the new rules and has not determined what effect, if any, they might have on the consolidated financial position and results of operations. See Note 2 to the Unaudited Interim Consolidated Financial Statements for further discussion.

Financial Condition
-------------------

Merchandise inventories on a FIFO basis totaled $5,781 million at the end of the second quarter compared with $6,336 million last year. Inventories for department stores and catalog totaled $3,430 million at July 28, 2001, as compared with $4,015 million at July 29, 2000, a decline of 14.5%. The decline was principally due to lower warehouse and catalog inventories. On a comparable store basis, inventories have declined 0.7% from last year's levels. The decline in stores and catalog inventory levels is the result of continued emphasis on reducing the number of weeks of inventory on hand and improving inventory productivity coupled with the effects of store closings. Eckerd drugstore inventories totaled $2,351 million compared with $2,321 million last year. The current cost of inventories exceeded the LIFO basis amount carried on the balance sheet by approximately $368 million at July 28, 2001, $339 million at January 27, 2001, and $295 million at July 29, 2000.

Properties, net of accumulated depreciation, totaled $4,964 million at July 28, 2001, compared with $5,096 million at July 29, 2000.

Goodwill and other intangible assets, net, totaled $2,807 million this year compared with $2,932 million at the end of 2000's second quarter.

At July 28, 2001, the consolidated balance sheet included reserves related to restructuring activities totaling $202 million. These reserves were established in connection with store closing programs and other restructuring activities recorded in the first and second quarters of 2001, first and fourth quarters of 2000, as well as in 1997 and 1996. The reserves are related primarily to future lease obligations, employee benefits, and other exit costs associated with store closings. Reserves were increased by $4 million for new charges and reduced by $60 million in the first six months of 2001 as a result of lease and other payments ($57 million) and reserve adjustments ($3 million). See additional discussion in Notes 4 and 5 to the Unaudited Interim Consolidated Financial Statements.

Liquidity and Capital Resources
-------------------------------

The primary needs for liquidity are to acquire or construct new stores, reconfigure and expand existing stores and provide working capital for new and existing stores. The Company anticipates that cash generated from operations in combination with the proceeds received from the sale of DMS assets will be sufficient to fund its continuing operations and growth. In addition, the Company has a committed revolving bank credit line in the amount of $1.5 billion available which expires November 21, 2002. No borrowings have been made under this facility.

Net cash provided by operating activities through the second quarter of 2001 was $60 million compared to $212 million in the comparable period of 2000. The change is due to an increase in inventory net of trade payables.

The Company had capital expenditures of $313 million through the second quarter of 2001 compared with $276 million for the comparable 2000 period. These were primarily for costs associated with reconfiguring approximately 200 Eckerd drugstores and making improvements to existing JCPenney stores. Eckerd anticipates reconfiguring approximately 460 drugstores by year-end and remodeling 160 other drugstores, which are more costly on average.

$250 million of debt matured and was paid in the first half of 2001. The Company had no commercial paper outstanding as of July 28, 2001.

Long-term debt continues to be rated Ba2 by Moody's Investors Service ("Moody's"),BBB- by Standard and Poor's Corporation ("S&P") and BB+ by Fitch Investors Services, Inc ("Fitch") as of the end of the second quarter.

A quarterly dividend of $0.125 per share on the Company's outstanding common stock was paid on August 1, 2001 to stockholders of record on July 10, 2001.

In May 2001, the Company received $200 million from the sale of certain Eckerd managed care receivables. See Note 10 to the Unaudited Interim Consolidated Financial Statements for further discussion.

As previously discussed, the Company completed the DMS sale on June 18, 2001. The majority of the $1.3 billion cash proceeds of the sale will be held in short-term investments and the majority of funds will be used to pay long-term debt as it matures.

Seasonality
-----------

The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one-third of annual sales. Accordingly, the results of operations for the 13 and 26 weeks ended July 28, 2001 are not necessarily indicative of the results for the entire year.

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

Item 4 - Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders of the Company was held on May 18, 2001, at which the three matters described below were submitted to a vote of stockholders with the voting results as indicated.

     (1) Election of directors for a three-year term expiring at the Year 2004 Annual Meeting of the Company's stockholders:

               NOMINEE                  FOR            AUTHORITY WITHHELD
               -------                  ---            ------------------

          M. Anthony Burns         196,238,464            39,786,478
          Allen Questrom           225,020,151            11,004,791
          Charles S. Sanford, Jr.  195,989,520            40,035,422

     (2) The Board of Directors' proposal regarding employment of KPMG LLP as auditors for the fiscal year ending January 26, 2002:

               FOR         AGAINST          ABSTAIN         NOT VOTED
               ---         -------          -------         ---------

            229,076,354   5,898,596        1,048,992          1,000

     (3) The Board of Directors' proposal regarding approval of the J.C. Penney Company, Inc. 2001 Equity Compensation Plan:

               FOR         AGAINST          ABSTAIN         NOT VOTED
               ---         -------          -------         ---------

           163,771,152    35,735,887        2,842,012       33,675.891


Item 6 - Exhibits and Reports on Form 8-K.

     (a)  Exhibits
          --------

          The following documents are filed as exhibits to this report:

          10(a) June 18, 2001 Amendment to the Supplemental Retirement Program for Management Profit-Sharing Associates of J.C. Penney Company, Inc.;

          10(b) June 1, 2001 Amendments to the J.C. Penney Company, Inc.
                Savings, Profit-Sharing and Stock Ownership Plan;

          10(c) June 1, 2001 Amendment to the J.C.Penney Company, Inc. Mirror
                Savings Plans I, II, and III.


     (b)  Reports on Form 8-K
          -------------------

          The Company filed the following report on Form 8-K during the period covered in this report:

          Current Report on Form 8-K dated June 18, 2001
          (Item 2 - Acquisition or Disposition of Assets).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        J. C. PENNEY COMPANY, INC.



                                        By  /s/ W. J. Alcorn
                                          ------------------------
                                                W. J. Alcorn
                                        Senior Vice President, Controller, and
                                        Chief Purchasing Officer
                                        (Principal Accounting Officer)



Date:  September 7, 2001