Form 10-Q
period 2001-10-27
PENNEY J C CO INC
filed 2001-12-07
CIK 77182

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.
                                      20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the 13 and 39 week periods                    Commission file number 1-777
ended October 27, 2001

                           J. C. PENNEY COMPANY, INC.
-----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                13-5583779
----------------------------------------------------------------------
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                    Identification No.)

6501 Legacy Drive, Plano, Texas                              75024 - 3698
-------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code         (972) 431-1000
                                                   ----------------------



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

263,812,265 shares of Common Stock of 50 cents par value, as of November 30, 2001.

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Financial Statements

Statements of Operations
(Amounts in millions, except per share data)

                                                                           13 weeks ended                     39 weeks ended
                                                                  -------------------------------    -------------------------------
                                                                    Oct. 27,           Oct. 28,        Oct. 27,           Oct. 28,
                                                                      2001               2000            2001               2000
                                                                  ------------       ------------    ------------       ------------
Retail sales                                                       $ 7,729            $ 7,538         $22,462            $22,273
Costs and expenses
    Cost of goods sold                                               5,446              5,369          15,908             15,775
    Selling, general and administrative expenses                     2,105              2,151           6,140              6,262
    Other unallocated                                                   15                  4               9                 22
    Net interest expense                                                93                110             285                325
    Acquisition amortization                                            17                 18              73                 76
    Restructuring and other charges, net                                 2                 (3)             14                204
                                                                  --------           --------        --------           --------
Total costs and expenses                                             7,678              7,649          22,429             22,664
                                                                  --------           --------        --------           --------
Income/(loss) from continuing operations before income taxes            51               (111)             33               (391)
Income taxes                                                            20                (41)             14               (146)
                                                                  --------           --------        --------           --------
Income/(loss) from continuing operations                                31                (70)             19               (245)
Income from discontinued operations, net of income tax                   -                 40               -                120
(Loss) on sale of discontinued operations, net of income tax             -                  -             (16)                 -
                                                                  --------           --------        --------           --------
Net income/(loss)                                                  $    31            $   (30)        $     3            $  (125)
                                                                  ========           ========        ========           ========

Earnings/(loss) per common share:
--------------------------------
Income/(loss) from continuing operations                           $    31            $   (70)        $    19            $  (245)
Less: preferred stock dividends, net of tax                             (7)                (8)            (22)               (25)
                                                                  --------           --------        --------           --------
Earnings/(loss) from continuing operations for EPS calculation          24                (78)             (3)              (270)
Income from discontinued operations                                      -                 40               -                120
(Loss) on sale of discontinued operations                                -                  -             (16)                 -
                                                                  --------           --------        --------           --------
Earnings/(loss) for EPS calculation                                $    24            $   (38)        $   (19)           $  (150)

Shares:
-------
Average shares outstanding (used for basic EPS)                        264                262             263                262
Dilutive common stock equivalents                                        4                  -               -                  -
                                                                  --------           --------        --------           --------
Average dilutive shares outstanding                                    268                262             263                262

Earnings/(loss) per share from continuing operations:
Basic and diluted                                                  $  0.09            $ (0.30)        $ (0.01)           $ (1.03)

Earnings/(loss) per share:
Basic and diluted                                                  $  0.09            $ (0.15)        $ (0.07)           $ (0.57)


See Notes to the Unaudited Interim Consolidated Financial Statements.

Balance Sheets
(Amounts in millions)

                                                                       Oct. 27,               Oct. 28,                Jan. 27,
                                                                         2001                   2000                    2001
                                                                     ------------           ------------            ------------
ASSETS
Current assets
    Cash (including short-term investments
       of $1,786, $119 and $935)                                      $   1,791              $    125                $    944
    Receivables, net                                                        824                   920                     893
    Merchandise inventory                                                 6,273                 6,842                   5,269
    Prepaid expenses                                                        173                   141                     151
                                                                     ----------             ---------               ---------
         Total current assets                                             9,061                 8,028                   7,257

Properties, net of accumulated depreciation
    of $3,224, $3,184 and $2,948                                          4,949                 5,110                   5,114

Goodwill and other intangible assets,
    net of accumulated amortization of $525,
    $406 and $452                                                         2,782                 2,913                   2,870

Other assets                                                              1,549                 1,439                   1,474

Assets of discontinued operations
    (including cash and short-term
    investments of $0, $58 and $156)                                          -                 2,923                   3,027
                                                                     ----------             ---------               ---------

Total assets                                                          $  18,341              $ 20,413                $ 19,742
                                                                     ==========             =========               =========


See Notes to the Unaudited Interim Consolidated Financial Statements.

Balance Sheets
(Amounts in millions)

                                                                        Oct. 27,              Oct. 28,           Jan. 27,
                                                                          2001                  2000               2001
                                                                      ------------          -----------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                               $      3,944          $     3,609        $      3,877
  Short-term debt                                                               19                  357                   -
  Current maturities of long-term debt                                         907                  250                 250
  Deferred taxes                                                               129                  166                 108
                                                                      ------------          -----------        ------------
       Total current liabilities                                             4,999                4,382               4,235

Long-term debt                                                               5,193                5,423               5,448

Deferred taxes                                                               1,132                1,170               1,136

Other liabilities                                                              954                  969                 978

Liabilities of discontinued operations                                           -                1,595               1,686
                                                                      ------------          -----------        ------------

       Total liabilities                                                    12,278               13,539              13,483

Stockholders' equity
Capital stock
  Preferred stock, without par value:
    Authorized, 25 million shares - issued
    and outstanding, 0.6, 0.7 and 0.6 million
    shares of Series B ESOP convertible preferred                              371                  407                 399
  Common stock, par value $0.50:
    Authorized, 1,250 million shares -
    issued, 263, 262 and 263 million
    shares                                                                   3,321                3,288               3,294
                                                                      ------------          -----------        ------------
Total capital stock                                                          3,692                3,695               3,693
                                                                      ------------          -----------        ------------

Reinvested earnings
  at beginning of year                                                       2,636                3,590               3,590
  Net income/(loss)                                                              3                 (125)               (705)
  Common stock dividends declared                                              (99)                (184)               (216)
  Preferred stock dividends                                                    (15)                 (16)                (33)
                                                                      ------------          -----------        ------------
  Reinvested earnings at end
      of period                                                              2,525                3,265               2,636

  Accumulated other comprehensive
       (loss)                                                                 (154)                 (86)                (70)
                                                                      ------------          -----------        ------------

  Total stockholders' equity                                                 6,063                6,874               6,259
                                                                      ------------          -----------        ------------

Total liabilities and
  stockholders' equity                                                $     18,341          $    20,413        $     19,742
                                                                      ============          ===========        ============

See Notes to the Unaudited Interim Consolidated Financial Statements.

Statements of Cash Flows
(Amounts in millions)

                                                                                        39 weeks ended
                                                                               ---------------------------------
                                                                                Oct. 27,               Oct. 28,
                                                                                  2001                   2000
                                                                               ---------               ---------
Cash flows from operating activities

Income/(loss) from continuing operations                                       $      19               $    (245)
Restructuring and other charges, net                                                  14                     204
Depreciation and amortization,
  including intangible assets                                                        522                     504
Non-cash real estate gain                                                            (26)                      -
Deferred taxes                                                                        17                      (3)
Change in cash from:
  Receivables                                                                       (131)                      1
  Sale of receivables-Eckerd                                                         200                       -
  Merchandise inventory, net of trade payables                                      (556)                    (28)
  Current income taxes payable                                                       (48)                   (128)
  Other assets and liabilities, net                                                 (269)                   (265)
                                                                               ---------               ---------
                                                                                    (258)                     40
                                                                               ---------               ---------

Cash flows from investing activities

Capital expenditures                                                                (493)                   (450)
Proceeds from sale of discontinued operations                                      1,306                       -
Proceeds from sale of assets                                                           -                      30
Proceeds from the sale of investment
  securities                                                                           -                     268
                                                                               ---------               ---------
                                                                                     813                    (152)
                                                                               ---------               ---------

Cash flows from financing activities

Change in short-term debt                                                             19                      27
Proceeds from the issuance of long-term debt                                         630                       -
Payment of long-term debt                                                           (255)                   (813)
Common stock issued, net                                                              27                      23
Preferred stock redemption                                                           (28)                    (39)
Dividends paid, preferred and common                                                (114)                   (245)
                                                                               ---------               ---------
                                                                                     279                  (1,047)
                                                                               ---------               ---------
Cash received from discontinued operations                                            13                     129
Net increase/(decrease) in cash and
  short-term investments                                                             847                  (1,030)
Cash and short-term investments at
  beginning of year                                                                  944                   1,155
                                                                               ---------               ---------
Cash and short-term investments at
  end of third quarter                                                         $   1,791               $     125
                                                                               =========               =========


Supplemental disclosures
  Interest paid                                                                $     371               $     438
  Interest received                                                                   35                      40
  Income taxes paid                                                                   27                       4

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

The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. Because of the seasonal nature of the retail business, operating results for the 13-week and 39-week periods are not necessarily indicative of the results that may be expected for the entire year.

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

2) Effect of Accounting Standards Not Yet Adopted
   ----------------------------------------------

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. SFAS No. 144 excludes goodwill and other intangible assets that are not amortized.

For long-lived assets to be held and used, this statement retains the provisions of SFAS No. 121 to test an asset for recoverability based on undiscounted cash flows and measure any potential impairment loss as the difference between the carrying amount and the fair value of the asset. For long-lived assets to be disposed of other than by sale, this statement requires that the assets be classified as held and used until disposed of. For assets to be disposed of by abandonment, depreciation estimates should be revised to reflect the use of the asset over its shortened useful life. This statement establishes specific criteria to classify a long-lived asset or group as held for sale and contemplates that the sale will occur within one year. It retains the requirement of SFAS No. 121 to measure a long-lived asset held for sale at the lower of its carrying amount or fair value and to cease depreciation. Discontinued operations, which is broadened to include a component of an entity, are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. This statement is effective at the beginning of the Company's fiscal 2002 year. The Company does not expect the implementation of this statement to have a material effect on its financial position or results of operations.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets with indefinite useful lives will no longer be amortized but will be subject to annual impairment tests using a fair-value based approach, as set forth in the new standard. Other intangible assets with estimable useful lives will continue to be amortized over their useful lives. Under SFAS No. 142, the Eckerd trade name qualifies as an intangible asset with an indefinite useful life; therefore amortization will cease upon adoption of the new rules.

The Company will apply these new rules beginning in the first quarter of fiscal 2002. The Company has approximately $2,667 million of unamortized goodwill, including the Eckerd trade name, as of October 27, 2001. Application of the non-amortization provisions of the Statement is expected to result in an increase to per share earnings of approximately $0.25 per year. During the first half of fiscal 2002, the Company will perform the first of the required impairment tests as of January 27, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

3) Discontinued Operations
   -----------------------

On June 18, 2001, the Company closed on the sale of its J.C. Penney Direct Marketing Services, Inc. (DMS) assets, including its J.C. Penney Life Insurance subsidiaries and related businesses, to Commonwealth General Corporation (Commonwealth), a U.S. subsidiary of AEGON, N. V.(AEGON). The Company received cash at closing of approximately $1.3 billion ($1.1 billion after-tax).

DMS was reflected as a discontinued operation in the 2000 10-K, with an estimated net loss on the sale of $296 million. Upon completion of the transaction, the loss was adjusted to $312 million. The additional net loss of approximately $16 million is reflected in 39-week period ended October 27, 2001 as a loss on the sale of discontinued operations.

4) Restructuring and Other Charges, Net
   ------------------------------------

During the third quarter of 2001, the Company recorded a net pretax charge of $2 million related to adjustments of previously established restructuring reserves.

The year-to-date amount of $14 million also includes charges related to JCPenney unit closings ($15 million), severance benefits for certain members of senior management ($3 million), Eckerd asset impairments ($1 million), and downward adjustments ($7 million) of Eckerd reserves.

5) Restructuring Reserves
   ----------------------

In the past, the Company established reserves for the closing of underperforming department stores and drugstores, related exit costs and workforce adjustment programs. The majority of the remaining reserves represent the present value of future lease obligations for both department stores and drugstores that have closed or were identified for closing. The table below provides a rollforward of the reserves that were established for each of these charges and the status of the reserves at October 27, 2001. Costs are being charged against the reserves as incurred. Reserves are reviewed for adequacy on a periodic basis and are adjusted as appropriate based on those reviews. Cash payments related to these reserves are expected to be approximately $90 million in 2001 and the remaining cash payments are expected to be made by the end of 2005.

                                             2000                                3rd Qtr 2001 YTD
                                                           -----------------------------------------------------------
                                           Year End           2001            Cash            Other           Ending
                                            Reserve         Charges         Payments         Changes         Balance
                                          ----------------------------------------------------------------------------
($ in millions)

1996 and 1997 charges
Department stores and catalog
     Future lease obligations             $     4          $     -        $    (1)         $    (1)         $    2
Eckerd drugstores
     Future lease obligations                  68                -             (4)               -              64
                                          ----------------------------------------------------------------------------
Total 1996 and 1997                            72                -             (5)              (1)             66

2000 charges
Department stores and catalog
     Future lease obligations                  68                -            (20)               7              55
     Severance                                  6                -             (6)               -               -
     Contract cancellations                    11                -             (3)               -               8
     Headcount reductions                       9                -             (8)               -               1
Eckerd drugstores
     Future lease obligations                  63                -             (9)               -              54
     Other exit costs                           2                -             (1)              (1)              -
     Contract cancellations                    24                -            (14)              (5)              5
     Headcount reductions                       3                -             (3)               -               -
                                          ----------------------------------------------------------------------------
Total 2000                                    186                -            (64)               1             123

2001 charges
Department stores and catalog
     Future lease obligations                   -                2              -                -               2
     Severance                                  -                2             (1)               -               1
                                          ----------------------------------------------------------------------------
Total 2001                                      -                4             (1)               -               3

                                          ============================================================================
Total                                     $   258          $     4        $   (70)         $     -          $  192
                                          ============================================================================


Department stores and catalog
-----------------------------

Future lease obligations and severance related to store closings - During the first and fourth quarters of 2000, the Company approved plans to close a total of 92 underperforming JCPenney stores. Reserves were established for future lease obligations for these stores. Severance reserves were established for all those stores that had been announced. Approximately 3,400 associates (1,800 in 2000 and 1,600 in 2001) from the 87 stores that have closed were paid severance benefits. Five stores, which were included in the 2000 plan, are expected to close in the fourth quarter of 2001. In 2001, a $1 million reserve was established for the severance costs of three stores included in the 2000 plan but announced in 2001. Also in 2001, the restructuring plan was modified to include two additional units and a $3 million reserve. Severance benefits have been paid to about 300 out of 800 associates included in the 2001 reserves.

Headcount reductions - During the fourth quarter of 2000, the Company approved a plan to eliminate 300 JCPenney Home Office and field positions. This program is expected to be completed by the end of the year.

Eckerd drugstores
-----------------

By the end of the second quarter of 2001, Eckerd had closed all 279 underperforming drugstores identified in fiscal 2000 for closing.

6)   Earnings/(Loss) per Share (EPS)
     -------------------------------

The following potential common shares were excluded from the EPS calculations due to an anti-dilutive effect:

 .    Subordinated notes convertible into 22.8 million common shares were issued on October 15, 2001. The $650 million of notes are convertible at any time prior to maturity, unless previously redeemed, at the option of the holders into shares of common stock at a conversion price of $28.50 per share, subject to certain adjustments.
 .    Preferred stock totaling 618 and 679 thousand shares, convertible into 12.4 million and 13.6 million common shares were issued and outstanding at October 27, 2001 and October 28, 2000, respectively.
 .    Options to purchase 9 million and 11 million shares of stock, with exercise prices ranging from $24 to $71 and $13 to $71, were excluded from the computation of diluted earnings per share for the 13 and 39 weeks ended October 27, 2001 and October 28, 2000, respectively, because their exercise prices were greater than the average market price.
 .    For the 39 weeks ended October 27, 2001 as well as the 13 and 39 weeks ended October 28, 2000, all common stock equivalents were anti-dilutive. In addition to the items listed above, restricted stock units and stock options equivalent to 3 million shares of stock were excluded for the 39 weeks ended October 27, 2001. For the 13 and 39 weeks ended October 28, 2000, restricted stock units convertible into 1 million shares of stock were excluded from the EPS calculation.

7) Comprehensive Income / (Loss) and Accumulated Other Comprehensive (Loss)
   ------------------------------------------------------------------------

Comprehensive Income / (Loss)
(Amounts in millions)

                                                     13 weeks ended                 39 weeks ended
                                              ----------------------------    ---------------------------
                                                 Oct. 27,       Oct. 28,         Oct. 27,       Oct. 28,
                                                   2001           2000            2001           2000
                                              -------------   ------------    -------------   -----------
Net income / (loss)                                    $ 31          $ (30)           $   3       $  (125)
Other comprehensive income/(loss)
    Foreign currency translation
       adjustments                                      (19)            (7)             (48)           (9)
    Minimum pension liability                             -              -              (41)            -
    Net unrealized changes in
      investment securities                              (4)            (9)               5            (6)
    Other comprehensive income from
       discontinued operations                            -              8                -             2
                                              -------------   ------------    -------------   -----------
                                                        (23)            (8)             (84)          (13)
                                              -------------   ------------    -------------   -----------
Total comprehensive income / (loss)                    $  8          $ (38)           $ (81)      $  (138)
                                              =============   ============    =============   ===========

Accumulated Other Comprehensive (Loss)
(Amounts in millions)
                                                        Oct. 27,           Oct. 28,         Jan. 27,
                                                          2001               2000             2001
                                                     --------------      ------------     ------------
Foreign currency translation
  adjustments                                                $ (121)            $ (68)            $(73)
Minimum SRP liability                                           (41)                -                -
Net unrealized changes in
  investment securities                                           8                (4)               3
Other comprehensive (loss) from
  discontinued operations                                         -               (14)               -
                                                     --------------      ------------     ------------
Accumulated other comprehensive (loss)                       $ (154)            $ (86)            $(70)
                                                     ==============      ============     ============


Net unrealized changes in investment securities are shown net of deferred taxes of $4, $(2), and $2 million as of October 27, 2001, October 28, 2000 and January 27, 2001, respectively. Minimum pension liability is shown net of deferred tax of $(27) million as of October 27, 2001. A deferred tax asset has not been established for currency translation adjustments.

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

Segment Reporting
(Amounts in millions)

                                                   Dept.
                                                 Stores &            Eckerd                Other                Total
                                                  Catalog          Drugstores           Unallocated            Company
-----------------------------------------------------------------------------------------------------------------------
3rd Quarter - 2001
Retail sales, net                               $   4,360          $   3,369           $      -               $   7,729
Segment operating profit                              148                 30                  -                     178
Net interest expense                                                                        (93)                    (93)
Other unallocated                                                                           (15)                    (15)
Acquisition amortization                                                                    (17)                    (17)
Restructuring and other
  charges, net                                                                               (2)                     (2)
                                                                                                              ---------
Pretax income from
  continuing operations                                                                                              51
                                                                                                              ---------
Depreciation and
  amortization expense                                 86                 57                 17                     160

3rd Quarter YTD - 2001
Retail sales, net                                  12,277             10,185                  -                  22,462
Segment operating profit                              292                122                  -                     414
Net interest expense                                                                       (285)                   (285)
Other unallocated                                                                            (9)                     (9)
Acquisition amortization                                                                    (73)                    (73)
Restructuring and other
  charges, net                                                                              (14)                    (14)
                                                                                                              ---------
Pretax loss from
  continuing operations                                                                                              33
                                                                                                              ---------
Depreciation and
  amortization expense                                282                167                 73                     522
Total assets                                    $  11,334          $   6,870           $    137               $  18,341

-----------------------------------------------------------------------------------------------------------------------
3rd Quarter - 2000
Retail sales, net                               $   4,402          $   3,136           $      -               $   7,538
Segment operating profit                               81                (63)                 -                      18
Net interest expense                                                                       (110)                   (110)
Other unallocated                                                                            (4)                     (4)
Acquisition amortization                                                                    (18)                    (18)
Restructuring and other
  charges, net                                                                                3                       3
                                                                                                              ---------
Pretax loss from
  continuing operations                                                                                            (111)
                                                                                                              ---------
Depreciation and
  amortization expense                                 85                 51                 18                     154

3rd Quarter YTD - 2000
Retail sales, net                                  12,671              9,602                  -                  22,273
Segment operating profit                              322                (86)                 -                     236
Net interest expense                                                                       (325)                   (325)
Other unallocated                                                                           (22)                    (22)
Acquisition amortization                                                                    (76)                    (76)
Restructuring and other
  charges, net                                                                             (204)                   (204)
                                                                                                              ---------
Pretax loss from
  continuing operations                                                                                            (391)
                                                                                                              ---------
Depreciation and
  amortization expense                                275                154                 76                     505
Total assets                                    $  10,234          $   7,178           $  3,001               $  20,413

9) Benefit Plan Changes
   --------------------

Included in the Eckerd segment results for the 39 weeks ended October 27, 2001 is a curtailment gain of approximately $11 million resulting from the freezing of pension benefits for drugstore associates effective July 31, 2001. These benefits will be replaced with a new 401(k) plan. Benefit costs were also slightly lower in the third quarter as a result of recognizing changes to the retiree benefit plans, approved in the second quarter, which will reduce and cap Company contributions.

10) Issuance of Convertible Debt
    ----------------------------

The Company issued $650 million of 5% convertible subordinated notes in private placements in October 2001. The notes will mature in October 2008. Interest is payable on April 15 and October 15 of each year. These notes are convertible at any time prior to maturity, unless previously redeemed, at the option of the holders into shares of the Company's common stock at a conversion price of $28.50 per share, subject to certain adjustments. The notes are subordinated to the Company's senior indebtedness and structurally subordinated to all indebtedness and other liabilities of the Company and its subsidiaries. The Company may redeem the notes on or after October 20, 2004. The net proceeds will be used primarily to repay upcoming debt maturities but also, to the extent available, for general corporate purposes, including investments in working capital and capital expenditures.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Discontinued Operations
-----------------------

For the 39 weeks ended October 27, 2001, an additional loss of $16 million has been reflected as a result of the completion of the sale of J. C. Penney Direct Marketing Services, Inc. (DMS). DMS was reflected as a discontinued operation in the Company's 2000 10-K with an estimated $296 million net loss on the sale of DMS assets included in the results of operations for the year. The Company's financial statements, footnotes and other information provided in this Form 10-Q accordingly reflect DMS as a discontinued operation for all periods presented.

Results of Operations
---------------------

Consolidated operating results

                                                    13 weeks ended       39 weeks ended
                                                --------------------- --------------------
                                                 Oct. 27,    Oct. 28,  Oct. 27,   Oct. 28,
                                                   2001        2000      2001       2000
                                                ----------  --------- ---------- ---------
$ in millions

Segment operating profit/(loss)
  Department stores and catalog                 $   148     $    81    $  292     $  322
  Eckerd drugstores                                  30         (63)      122        (86)
                                                -------     -------    ------     ------
Total segments                                      178          18       414        236
Other unallocated                                   (15)         (4)       (9)       (22)
Net interest expense                                (93)       (110)     (285)      (325)
Acquisition amortization                            (17)        (18)      (73)       (76)
Restructuring and other charges, net                 (2)          3       (14)      (204)
                                                -------     -------    ------     ------
Income/(loss) from continuing
  operations before income taxes                     51        (111)       33       (391)
Income taxes                                         20         (41)       14       (146)
                                                -------     -------    ------     ------
Income/(loss) from continuing operations        $    31     $   (70)   $   19     $ (245)
                                                =======     =======    ======     ======

For the third quarter ended October 27, 2001, the Company had earnings from continuing operations of $31 million, or $0.09 per share, as compared to a loss of $70 million, or $0.30 per share, for the comparable 2000 period. For the 39 weeks ended October 27, 2001, income from continuing operations was $19 million, or a loss of $0.01 per share (due to preferred stock dividends, net of tax), compared to a loss of $245 million, or $1.03 per share, for the comparable 2000 period. Results for these periods were affected by non-comparable items, consisting mainly of expenses related to the centralized merchandise process
(ACT) and real estate gains and asset impairments, net. The effects on operations of the non-comparable items are summarized in the following table.

   2001

                                                     13 weeks ended                 39 weeks ended
$ in millions, except EPS                           October 27, 2001               October 27, 2001
                                            ---------------------------- -------------------------------
                                               Pre-tax $         EPS        Pre-tax $            EPS
                                            ---------------------------- -------------------------------
Income from continuing
   operations before the effects of
   non-comparable items                      $     68        $    0.13    $      53           $    0.04
Restructuring and other charges, net               (2)                          (14)
Other non-comparable items:
   Eckerd pension curtailment gain
    included in Eckerd segment results                                           11
   Information technology transition
    costs included in Eckerd
    segment results                                                              (5)
   Centralized merchandising
    process costs  (ACT)                           (7)                          (32)
   Real estate gains and asset impairments,
    net                                            (8)                           20
                                            --------------- ------------ ------------------- -----------
Total restructuring and other
    non-comparable items                          (17)           (0.04)         (20)              (0.05)
                                            --------------- ------------ ------------------- -----------
Income/(loss) from continuing operations           51        $    0.09    $      33           $   (0.01)
                                            =============== ============ =================== ===========

   2000

                                                     13 weeks ended                 39 weeks ended
$ in millions, except EPS                           October 28, 2000               October 28, 2000
                                            ---------------------------- -------------------------------
                                               Pre-tax $           EPS        Pre-tax $             EPS
                                            ---------------------------- -------------------------------
(Loss) from continuing
   operations before the effects
   of non-comparable items                   $    (99)       $   (0.24)   $     (74)          $   (0.26)
Restructuring and other charges, net                3                          (204)
Other non-comparable items:
   Store closing activities in
     Eckerd segment results                                                     (73)
   Centralized merchandising
     process costs  (ACT)                         (15)                          (40)
                                            --------------- ------------ ------------------- -----------
Total restructuring and other
   non-comparable items                           (12)           (0.06)        (317)              (0.77)
                                            --------------- ------------ ------------------- -----------
(Loss) from continuing operations            $   (111)       $   (0.30)   $    (391)          $   (1.03)
                                            =============== ============ =================== ===========

Income from continuing operations before the effects of all non-comparable items for the third quarter of 2001 was $68 million, or $0.13 per share, compared to a loss of $99 million, or $0.24 per share, for the comparable 2000 period. Income from continuing operations before the effects of all non-comparable items for the 39 weeks ending October 27, 2001, was $53 million, or $0.04 per share, compared to a loss of $74 million, or $0.26 per share, for the comparable 2000 period. The increases from prior year results reflect strong comparable store sales gains for both department stores and Eckerd. Operating profits also improved for both segments due to higher gross margin ratios and expense management initiatives.

Non-comparable items totaling $17 million or $0.04 per share in third quarter 2001 included $2 million of restructuring and other charges, net (see Note 4 to the Unaudited Interim Consolidated Financial Statements for additional discussion) and $15 million of expenses reported as other unallocated ($7 million of ACT initiative expenses and $8 million of real estate gains and asset impairments, net). Non-comparable items totaling $12 million or $0.06 per share in third quarter 2000 included $15 million of Act initiative expenses reported as other unallocated and a net credit of $3 million related to restructuring charges and previously established restructuring reserves.

Segment Operating Results

Department Stores and Catalog

                                        13 weeks ended             39 weeks ended
                                  -------------------------  -------------------------
                                    Oct. 27,     Oct. 28,      Oct. 27,     Oct. 28,
                                      2001         2000          2001         2000
                                  -----------  ------------  ------------- -----------
$ in millions

Retail sales                       $ 4,360       $ 4,402      $ 12,277     $  12,671
Cost of goods sold                  (2,821)       (2,909)       (7,998)       (8,250)
SG&A expenses                       (1,391)       (1,412)       (3,987)       (4,099)
                                  -----------  ------------  ------------  -----------
Segment operating profit           $   148       $    81      $    292     $     322
                                  ===========  ============  ============  ===========


Sales percent increase/
    (decrease)
    Comparable stores                  5.1%         -3.7%          2.9%         -2.9%
    Total department stores            3.9%         -4.5%          1.1%         -3.3%
    Catalog                          -17.7%         -6.1%        -17.5%         -1.6%
    Department stores and catalog     -1.0%         -4.9%         -3.1%         -2.9%

Ratios as a percent of sales
    Gross margin                      35.3%         33.9%         34.9%         34.9%
    SG&A expense                      31.9%         32.1%         32.5%         32.4%
    Segment operating profit           3.4%          1.8%          2.4%          2.5%
    EBITDA (1)                         5.4%          3.8%          4.7%          4.7%



(1) EBITDA includes LIFO segment operating profit before depreciation and amortization. EBITDA is provided as an alternative assessment of operating performance and is not intended to be a substitute for GAAP measurements. Calculations may vary for other companies.

Segment operating profit for department stores and catalog was $148 million in the third quarter compared with $81 million last year. The increase from last year was attributable to improved gross margin and lower expenses. Sales in department stores improved by 5.1% for comparable stores, those stores open at least twelve months. Continued improvements in merchandise assortments coupled with enhancements to marketing events contributed to the positive sales gains in department stores. Sales were strongest in women's apparel, children's, and home furnishings. Catalog sales decreased 17.7 % compared to last year. Catalog sales declines were primarily the result of soft demand for the general catalogs, which is reflected in the decline of both the number of catalog customers shopping and the average order value. E-commerce sales, which are included as a component of catalog sales, increased by $8 million in the third quarter 2001 or 11% over last year. While Catalog sales have declined, inventory management and expense initiatives had a positive impact on results. Management is continuing a review of the Company's catalog operations and developing and implementing strategies intended to improve catalog performance. In the third quarter, four additional units were approved for closing in 2002.

Gross margin for the segment totaled $1,539 million in the third quarter compared with $1,493 million last year. Gross margin as a percent of sales improved by 140 basis points as a result of good customer response to back-to-school and fall merchandise combined with improved inventory productivity.

Selling, general and administrative (SG&A) expenses improved $21 million compared to last year, or 20 basis points as a percent of sales. Payroll costs were down which offset higher planned advertising costs. Catalog expenses decreased compared to last year but were not leveraged with the decline in sales.

Segment operating profit for the 39 weeks ended October 27, 2001 was $292 million compared to $322 million last year. Sales for comparable department stores increased by 2.9% while catalog sales declined by 17.5% compared with last year's levels. Gross margin for the 39 weeks as a percent of sales were flat with last year. SG&A expense decreased by 2.7% from last year but were not leveraged as a percent of sales primarily due to catalog sales declines.

Eckerd Drugstores

                                        13 weeks ended          39 weeks ended
                                  -----------------------  -----------------------
                                   Oct. 27,     Oct. 28,    Oct. 27,     Oct. 28,
                                     2001         2000        2001         2000
                                  ----------  -----------  ----------  -----------
$ in millions
Retail sales                      $  3,369    $   3,136    $ 10,185    $   9,602
Cost of goods sold                  (2,625)      (2,460)     (7,910)      (7,525)
SG&A expenses                         (714)        (739)     (2,153)      (2,163)
                                  --------    ---------    --------    ---------
Segment operating profit/
     (loss)                       $     30    $     (63)   $    122    $     (86)
                                  ========    =========    ========    =========

Gross margin impact from
     non-comparable items         $      -    $      -     $      -    $      61
SG&A impact from
     non-comparable items                -           -           (6)          12

Sales percent increase
     Comparable stores                 8.4%         9.1%        8.6%         8.6%
     Total sales                       7.4%         4.2%        6.1%         6.3%
Ratios as a percent of sales
     FIFO gross margin                22.4%        22.0%       22.7%        22.0%
     LIFO gross margin                22.1%        21.6%       22.3%        21.6%
     SG&A expense                     21.2%        23.6%       21.1%        22.5%
     Segment operating profit          0.9%        -2.0%        1.2%        -0.9%
     EBITDA (1)                        2.6%        -0.4%        2.8%         0.7%
Ratios as a percent of sales
     before the effects of
     non-comparable items
     FIFO gross margin                22.4%        22.0%       22.7%        22.7%
     LIFO gross margin                22.1%        21.6%       22.3%        22.3%
     SG&A expense                     21.2%        23.6%       21.2%        22.4%
     Segment operating profit          0.9%        -2.0%        1.1%        -0.1%
     EBITDA (1)                        2.6%        -0.4%        2.8%         1.5%

(1) EBITDA includes LIFO segment operating profit before depreciation and amortization. EBITDA is provided as an alternative assessment of operating performance and is not intended to be a substitute for GAAP measurements. Calculations may vary for other companies.

LIFO segment operating profit for Eckerd improved to $30 million in the third quarter compared with a loss of $63 million last year. The increase in segment operating profit was a result of a continued generation of strong comparable store sales increases, with improving front-end sales combined with improvements in both gross margin and SG&A expenses. Comparable store sales increased by 8.4% for the quarter, with pharmacy sales increasing 11.2% and front-end sales increasing 3.1%. Sales results reflect continued increases in transaction volumes and unit sales from reduced pricing, improved promotional marketing and store reconfiguration initiatives. The strongest front-end merchandise categories were cosmetics and skin care, baby and hygiene products, seasonal merchandise and candy, food and snacks, including beverages. As of the end of the third quarter, Eckerd reduced prices on 5,000 items by approximately 5% and implemented temporary low pricing on 1,000 items. Additionally, through the end of the third quarter, approximately 350 newer freestanding locations have been reconfigured and these drugstores have experienced a 12% increase in front-end sales and increased pharmacy sales. Gross margin ratios increased 50 basis points as a percent of sales, despite implementation of more competitive pricing, reflecting a better product mix, higher generic dispensing rates in pharmacy and better control over shrinkage rates.

Third quarter gross margin includes a LIFO charge of $12 million this year compared with $13 million last year.

SG&A expenses improved by 240 basis points as a percent of sales over last year as a result of better leveraging from the strong sales combined with decreased payroll costs and savings on information technology costs from bringing this function in-house. In addition, pension costs were down due to the curtailment of Eckerd's participation in the JCPenney pension plan.

Eckerd had an operating profit before the effects of non-comparable items of $116 million for the 39 weeks ended October 27, 2001 versus a loss of $13 million in last year's comparable period. Sales increased on a comparable store basis by 8.6%, led by pharmacy sales of 12.6%. Gross margin continued to be flat, even with implementation of a more competitive pricing structure. SG&A improved by 120 basis points as a percent of sales, primarily from an emphasis on cost management and the leverage of increased sales. Eckerd recorded LIFO charges of $41 million this year compared with $38 million last year.

Other Unallocated
-----------------

Other unallocated consists of real estate activities, investment transactions, and other items that are related to corporate initiatives or activities, which are not allocated to an operating segment. Third quarter 2001 results include non-comparable costs of $7 million of ACT initiative expenses, $36 million of department store and catalog asset impairments and $28 million of real estate gains. Also included was a $3 million loss from third party fulfillment activities.

Third quarter 2000 results included $15 million of ACT initiative expenses.

Net Interest Expense
--------------------

Interest charges for the third quarter and for the year have decreased 15.5% and 12.3%, respectively, as a result of improved cash balances and the declines in average debt outstanding. The issuance of convertible debt in October 2001 did not have a material impact on interest charges for the third quarter 2001.

Restructuring and Other Charges, Net
------------------------------------

During the third quarter of 2001, the Company recorded a pretax charge of $2 million related to restructuring charges and adjustments to previously established restructuring reserves.

Income Taxes
------------

The Company's overall effective income tax rate was 38.3% for the third quarter of 2001 compared with 37.2% for the same period last year. The overall effective income tax rates for 39 weeks ended October 27, 2001 and October 28, 2000, were 40.5% and 37.3%, respectively.

Dividends
---------

Dividends paid in the 39 weeks ended October 27, 2001 were $114 million compared with $245 million for the same period last year. This reflects the reduction of quarterly common stock dividends from $0.2875 to $0.125 in the fourth quarter of last year. The Company's Board of Directors considered the overall performance of the Company's businesses and the need to reinvest earnings in those businesses in the determination to reduce the quarterly dividend rate.

Benefit Plan Changes
--------------------

Benefit costs in Department Stores and Catalog were slightly lower in the third quarter as a result of recognizing costs under amended retiree benefit plans. The amendments reduce and cap Company contributions and were approved in the second quarter. Additionally, included in the Eckerd segment results for the 39 weeks ended October 27, 2001 is a curtailment gain of approximately $11 million resulting from an amendment to the Company's pension plan to freeze benefits for all drugstore associates effective July 31, 2001. The Company will be replacing the pension plan benefits with a more competitive 401(k) savings program for drugstore associates.

Effect of Accounting Standards Not Yet Adopted
----------------------------------------------

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement retains the provisions of SFAS No. 121 to test an asset to be held and used for recoverability based on undiscounted cash flows. It sets forth more stringent criteria for an asset to be classified as held for sale. Discontinued operations, which is broadened to include a component of an entity, are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. This statement is effective at the beginning of fiscal 2002. The Company does not expect the implementation of this statement to have a material effect on its financial statements going forward.

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


Financial Condition
-------------------

Merchandise inventories on a FIFO basis totaled $6,653 million at the end of the third quarter compared with $7,150 million last year. Inventories for department stores and catalog totaled $4,215 million at October 27, 2001, compared with $4,667 million at October 28, 2000, a decline of 9.7%. The decline was due to lower warehouse and catalog inventories, offset by a slight increase in stores inventory. The decline in catalog and warehouse inventory levels is the result of continued emphasis on reducing the number of weeks of inventory on hand and improving inventory productivity. On a comparable store basis, inventories increased 2.4% from last year's levels, with better in-stock position in basics and fashion merchandise and improved assortments of seasonal gift merchandise. Eckerd drugstore inventories totaled $2,438 million compared with $2,483 million last year. The current cost of inventories exceeded the LIFO basis amount carried on the balance sheet by approximately $380 million at October 27, 2001, $339 million at January 27, 2001, and $308 million at October 28, 2000.

At October 27, 2001, the consolidated balance sheet included reserves related to restructuring activities totaling $192 million. These reserves were established in connection with store closing programs and other restructuring activities recorded in the first and second quarters of 2001, first and fourth quarters of 2000, as well as in 1997 and 1996. The reserves are related primarily to future lease obligations, employee benefits, and other exit costs associated with store closings. Reserves were increased by $4 million for new charges and reduced by $70 million for cash payments made in the 39-weeks ended October 27, 2001. See additional discussion in Notes 4 and 5 to the Unaudited Interim Consolidated Financial Statements.

Liquidity and Capital Resources
-------------------------------

In 2001, approximately $2 billion has been raised which will enhance the Company's financial flexibility. This consisted of approximately $1.3 billion ($1.1 billion after-tax)from the sale of DMS in June 2001, a $650 million private placement of convertible subordinated notes completed in October 2001(net proceeds of approximately $630 million) and approximately $200 million received in May 2001 from the sale of certain Eckerd managed care receivables. The Company anticipates that this additional liquidity combined with cash generated from operations will be sufficient to fund continuing operations and growth. In addition, the Company has a committed revolving bank credit line in the amount of $1.5 billion available which expires November 21, 2002. No borrowings have been made under this facility.

Net cash used for operating activities through the third quarter of 2001 was $258 million compared to $40 million of cash provided from operations in the comparable period of 2000. The change is due to an increased spending on inventory net of trade payables over the comparable nine month period last year.

The Company had capital expenditures of $493 million through the third quarter of 2001 compared with $450 million for the comparable 2000 period. These were primarily for costs associated with constructing new stores for both JCPenney Department Stores and Eckerd, making improvements to existing JCPenney Department Stores and reconfiguring approximately 350 Eckerd drugstores. Eckerd anticipates reconfiguring approximately 460 drugstores by year-end and remodeling 157 other drugstores.

$250 million of debt matured and was paid in the 39 weeks ended October 27, 2001. The Company had no commercial paper outstanding as of October 27, 2001.

Long-term debt is rated Ba2 by Moody's Investors Service ("Moody's"), BBB- by Standard and Poor's Corporation ("S&P") and BB+ by Fitch Investors Services, Inc ("Fitch") as of the end of the third quarter.

A quarterly dividend of $0.125 per share on the Company's outstanding common stock was paid on November 1, 2001 to stockholders of record on October 10, 2001.


Seasonality
-----------

The Company's business depends to a great extent on the last quarter of the year. Historically, sales for that period have averaged approximately one-third of annual sales. Accordingly, the results of operations for the 13 and 39 weeks ended October 27, 2001 are not necessarily indicative of the results for the entire year.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk.

The Company is exposed to market risks in the normal course of business due to changes in interest rates and changes in currency exchange rates. The Company's market risks related to interest rates at October 27, 2001 are similar to those disclosed in the Company's Form 10-K for the year ended January 27, 2001. For the 39 weeks ended October 27, 2001 the accumulated other comprehensive loss on foreign currency translation was approximately $48 million as disclosed in Note 7 to the Unaudited Interim Consolidated Financial Statements. Due to the size of foreign operations, management believes that its exposure to market risk associated with foreign currencies would not have a material impact on its financial condition or results of operations.



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


Item 6 - Exhibits and Reports on Form 8-K.

     (a)  Exhibits
          --------

          The following document is filed as an exhibit to this report:

          10(a)  October 10, 2001 Amendments to the
                 J.C. Penny Company, Inc. Mirror Savings
                 Plans I, II and III.

     (b)  Reports on Form 8-K
          -------------------

          The Company filed the following reports on Form 8-K during the period covered in this report:

          Current Report on Form 8-K dated September 10, 2001 (Item 5 - Other Events and Regulation FD Disclosure,
          Item 7 - Financial Statements and Exhibits).
          Current Report on Form 8-K dated September 21, 2001 (Item 5 - Other Events and Regulation FD Disclosure,
          Item 7 - Financial Statements and Exhibits)
          Current Report on Form 8-K dated October 9, 2001 (Item 5 - Other Events and Regulation FD Disclosure,
          Item 7 - Financial Statements and Exhibits)

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

Date:  December 7, 2001